Form 10-Q
period 1997-06-30
HARBOR FLORIDA BANCORP INC
filed 1997-08-11
CIK 1029407

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


 For the transition period from _________ to __________


Commission file number                   000-22817


                          HARBOR FLORIDA BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               DELAWARE 65-0737675
                  (STATE OR OTHER JURISDICTION (I.R.S. EMPLOYER
              OF INCORPORATION OR ORGANIZATION) IDENTIFICATION NO.)

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE            (561) 461-2414
                                                            -----------------


         Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____



As of July 14, 1997 there were 4,970,240 shares of the Registrant's common stock outstanding.

                          HARBOR FLORIDA BANCORP, INC.

Part I        Financial Information                                         Page


Item 1        Financial Statements (Unaudited)

              Condensed Consolidated Statements of Financial
              Condition as of June 30, 1997 and September 30, 1996             2

              Condensed Consolidated Statements of Earnings
              for the Three Months and Nine Months ended
              June 30, 1997 and 1996                                           3

              Condensed Consolidated Statements of Changes in
              Stockholders' Equity for the Nine Months ended
              June 30, 1997 and 1996                                           4

              Condensed Consolidated Statements of Cash Flows
              for the Nine Months ended June 30, 1997 and 1996                 5

              Notes to Condensed Consolidated Financial Statements             8

Item 2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   15

Part II       Other Information

Item 1        Legal Proceedings                                               20

Item 2        Changes in Securities                                           20

Item 3        Defaults Upon Senior Securities                                 20

Item 4        Submission of Matters to a Vote of Security-Holders             20

Item 5        Other Information                                               20

Item 6        Exhibits and Reports on Form 8-K                                21

              Signature Page                                                  22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  HARBOR FLORIDA BANCORP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                        June          September
                                                      30, 1997        30, 1996
                                                    -----------     -----------
Assets
------

Cash and amounts due from depository
     institutions ..............................    $    19,472     $    16,137
Interest-bearing deposits in other banks .......         15,039          16,350
Federal funds sold .............................         10,250          16,075
Investment securities held to maturity .........         15,000          20,000
Investment securities available for sale .......         47,493          33,493
Mortgage-backed securities held to maturity ....        156,559         153,293
Loans held for sale ............................          3,090           4,870
Loans, net .....................................        815,789         765,019
Accrued interest receivable ....................          7,106           6,621
Real estate owned ..............................          2,896           3,118
Premises and equipment .........................         12,248          10,543
Federal Home Loan Bank stock ...................          7,595           7,158
Goodwill .......................................          3,100           3,587
Other assets ...................................          1,081           1,179
                                                    -----------     -----------
Total ..........................................    $ 1,116,718     $ 1,057,443
                                                    ===========     ===========

Liabilities and Stockholders' Equity
------------------------------------
Deposits .......................................    $   904,904     $   851,853
Short-term borrowings ..........................         30,000          25,000
Long-term debt .................................         70,449          70,674
Advance payments by borrowers for taxes and
     insurance .................................         11,610          15,212
Income taxes payable ...........................            919             962
Other liabilities ..............................          5,130           8,910
                                                    -----------     -----------
Total liabilities ..............................      1,023,012         972,611
                                                    -----------     -----------

Preferred stock ($.01 par value; authorized
     1,000,000 shares; none issued and
     outstanding) ..............................             --              --
Common stock ($.01 par value; authorized
     13,000,000 shares;
     issued and outstanding 4,970,240
     shares at June 30,1997 and 4,934,454
     shares at September 30, 1996) .............             50              49
Paid-in capital ................................         26,550          25,339
Retained earnings, substantially restricted ....         68,484          60,893
Common stock purchased by:
Employee stock ownership plan (ESOP) ...........           (449)           (674)
Recognition and retention plans (RRP) ..........             --             (53)
Deferred compensation plan .....................           (886)           (673)
Unrealized loss on investment securities
     available for sale, net ...................            (43)            (49)
                                                    -----------     -----------
Total stockholders' equity .....................         93,706          84,832
                                                    -----------     -----------
Total ..........................................    $ 1,116,718     $ 1,057,443
                                                    ===========     ===========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  HARBOR FLORIDA BANCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)

                                          Three Months            Nine Months
                                              Ended                  Ended
                                             June 30,              June 30,
                                             --------             --------
                                         1997       1996       1997       1996
                                       -------   --------    -------   --------
Interest income:
  Loans ............................   $17,465   $ 15,060    $51,026   $ 43,484
  Investment securities ............     1,055        677      2,835      1,731
  Mortgage-backed securities .......     2,532      2,418      7,354      7,661
  Other ............................       502        463      1,590      1,595
                                       -------   --------    -------   --------
    Total interest income ..........    21,554     18,618     62,805     54,471
                                       -------   --------    -------   --------
Interest expense:
  Deposits .........................     9,940      8,598     28,941     25,224
  Other ............................     1,507      1,156      4,441      3,429
                                       -------   --------    -------   --------
    Total interest expense .........    11,447      9,754     33,382     28,653
                                       -------   --------    -------   --------
    Net interest income ............    10,107      8,864     29,423     25,818
Provision for (recovery of)
    loan losses ....................       205        (19)       456       (149)
                                       -------   --------    -------   --------
    Net interest income after
     provision for (recovery of)
     loan losses ...................     9,902      8,883     28,967     25,967
                                       -------   --------    -------   --------
Other income:
  Other fees and service charges ...       788        694      2,478      2,085
  Income (losses) from real estate
     operations ....................        68       (199)        23       (181)
  Gain (loss) on sale of
     mortgage loans ................        98        (63)       135        (67)
  Other ............................        87        130        259        304
                                       -------   --------    -------   --------
    Total other income .............     1,041        562      2,895      2,141
                                       -------   --------    -------   --------
Other expenses:
  Compensation and employee
     benefits ......................     2,968      2,710      8,864      7,947
  Occupancy ........................       715        798      2,100      2,025
  Professional fees ................       223          3        485        397
  SAIF deposit insurance premium ...       138        437        645      1,270
  Other ............................     1,274        909      3,612      3,012
                                       -------   --------    -------   --------
    Total other expense ............     5,318      4,857     15,706     14,651
                                       -------   --------    -------   --------

Income before income taxes .........     5,625      4,588     16,156     13,457

Income tax expense .................     2,209      1,781      6,339      5,207
                                       -------   --------    -------   --------

    Net income .....................   $ 3,416   $  2,807    $ 9,817   $  8,250
                                       =======   ========    =======   ========

Net income per share
 primary and fully diluted .........   $  0.68   $   0.57    $  1.96   $   1.67
                                       =======   ========    =======   ========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  HARBOR FLORIDA BANCORP, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                         Common
                                                                                          stock     Unreal.
                                                                 Common      Common     purch.by    gain(loss)-
                                                                  stock      stock      deferred    securities
                              Common     Paid-in    Retained    purch. by    purch.       comp.     avail. for
                               stock     capital    earnings      ESOP       by RRP's     plan      sale,net       Total

Nine  Months Ended
June 30,  1996
Balance at
  September 30, 1995 ......   $     49   $ 24,455   $ 54,672    $   (974)   $   (267)   $   (435)   $     --    $ 77,500
Stock options exercised ...         --        219         --          --          --          --          --         219
Net income ................         --         --      8,250          --          --          --          --       8,250
Amortization of award
  of ESOP and RRP's .......         --        360         --         225         160          --          --         745
Tax benefit of RRP's ......         --        137         --          --          --          --          --         137
Dividends paid ............         --         --     (1,769)         --          --          --          --      (1,769)
Unrealized gain on
  securities available
  for sale, net ...........         --         --         --          --          --          --         126         126
Change in unrealized
gain (loss) on securities
available for sale, net ...         --         --         --          --          --          --        (177)       (177)
Tax benefit of non-
  qualified stock options .         --         31         --          --          --          --          --          31
                              --------   --------   --------    --------    --------    --------    --------    --------
Balance at
  June 30,1996 ............   $     49   $ 25,202   $ 61,153    $   (749)   $   (107)   $   (435)   $    (51)   $ 85,062
                              ========   ========   ========    ========    ========    ========    ========    ========
Nine  Months Ended
June 30, 1997
Balance at
  September 30, 1996 ......   $     49   $ 25,339   $ 60,893    $   (674)   $    (53)   $   (673)   $    (49)   $ 84,832
Stock options exercised ...          1        357         --          --          --          --          --         358
Net income ................         --         --      9,817          --          --          --          --       9,817
Amortization of award
  of ESOP and RRP's .......         --        562         --         225          53          --          --         840
Tax benefit of RRP's ......         --        193         --          --          --          --          --         193
Dividends paid ............         --         --     (2,226)         --          --          --          --      (2,226)
Change in unrealized
  gain (loss) on securities
  available for sale, net .         --         --         --          --          --          --           6           6
Tax benefit of non-
  qualified stock options .         --         99         --          --          --          --          --          99
Stock purchased by
deferred compensation
plan ......................         --         --         --          --          --        (213)         --        (213)
                              --------   --------   --------    --------    --------    --------    --------    --------
Balance at
  June 30, 1997 ...........   $     50   $ 26,550   $ 68,484    $   (449)   $      0    $   (886)   $    (43)   $ 93,706
                              ========   ========   ========    ========    ========    ========    ========    ========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  HARBOR FLORIDA BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                             Nine months ended
                                                                  June 30,
                                                              1997        1996
                                                           --------    --------
Cash provided by operating activities:
  Net income ...........................................   $  9,817    $  8,250
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of stock benefit plans ..............        840         745
      Tax benefit of stock plans credited to capital ...        292         168
      Originations of loans held for sale ..............     (3,939)     (6,621)
      Proceeds from sale of loans held for sale ........      5,719       3,463
      Depreciation and amortization ....................        820         833
      Deferred income tax provision ....................      1,787         408
      Increase in deferred loan fees and costs .........        830         802
      Amortization of deferred loan fees and costs .....       (668)       (735)
      Amortization of goodwill .........................        180          27
      Net accretion of other purchase accounting
          adjustments ..................................        (32)         (5)
      Gain on sale of real estate owned ................        (95)         (7)
      Accretion of discount on purchased loans .........        (12)        (17)
      Increase in accrued interest receivable ..........       (484)        (49)
      Provision for (recovery of) loan losses ..........        456        (149)
      Provision for (recovery of) losses on
          real estate owned ............................        (20)         67
      (Increase) decrease in other assets ..............         98         (32)
      Decrease  in income taxes payable ................        (43)        (15)
      Decrease in other liabilities ....................     (5,573)       (376)
                                                           --------    --------
        Net cash provided by operating activities ......      9,973       6,757
                                                           --------    --------

Cash used by investing activities:
      Net increase in loans ............................    (52,686)    (58,455)
      Purchase of mortgage-backed securities ...........    (31,843)    (19,430)
      Proceeds from principal repayments of
         mortgage-backed securities ....................     28,438      31,108
      Proceeds from maturities of investment
          securities held to maturity ..................     20,000      15,876
      Purchase of investment securities held to
          maturity .....................................    (15,000)    (17,939)
      Proceeds from maturities of investment
          securities available for sale ................     15,528          --
                                                                     (Continued)

                  HARBOR FLORIDA BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                             Nine months ended
                                                                  June 30,
                                                              1997        1996
                                                           --------    --------
      Proceeds from sale of investment
          securities available for sale ..............          --          906
      Purchase of investment securities
          available for sale .........................     (29,500)          --
      Proceeds from sale of real estate owned ........       1,587          751
      Purchase of premises and equipment .............      (2,404)      (1,271)
      Proceeds from sale of premises and equipment ...           1            8
      FHLB stock purchase ............................        (437)        (619)
      Purchase of Treasure Coast Bank, net of
          cash acquired ..............................          --       (4,451)
      Other ..........................................         306           --
                                                          --------     --------
         Net cash used by investing activities .......     (66,010)     (53,516)
                                                          --------     --------

Cash provided by financing activities:
      Net increase in deposits .......................      53,143       44,010
      Net increase (decrease) in short-term
          borrowings .................................       5,000       (5,000)
      Repayments of long-term borrowings .............        (225)        (225)
      Net proceeds from long-term borrowings .........          --       15,000
      Decrease in advance payments by
         borrowers for taxes and insurance ...........      (3,601)      (5,381)
      Stock dividend paid ............................      (2,226)      (1,769)
      Common stock options exercised .................         358          219
      Purchase of common stock by deferred
          compensation plan ..........................        (213)          --
                                                          --------     --------
         Net cash provided by financing activities ...      52,236       46,854
                                                          --------     --------

         Net increase (decrease) in cash and
          cash equivalents ...........................      (3,801)          95

Cash and cash equivalents - beginning of period ......      48,562       38,655
                                                          --------     --------

Cash and cash equivalents - end of period ............    $ 44,761     $ 38,750
                                                           =======      =======
                                                                     (Continued)

                  HARBOR FLORIDA BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                             Nine months ended
                                                                  June 30,
                                                              1997        1996
                                                           --------    --------
Supplemental Disclosures:
Cash paid for:
   Interest ........................................     $ 33,388      $ 28,842
   Taxes ...........................................        4,303         4,647
Noncash investing and financing activities:
   Additions to real estate acquired in
     settlement of loans through foreclosure .......        2,200         1,853
   Sale of real estate owned financed by
     the Bank ......................................          950           834
   Transfer of investment securities from
     held to maturity to available for sale ........           --        26,011
   Change in unrealized gain (loss) on
    securities available for sale ..................           10           (82)
   Change in deferred taxes related to
    securities available for sale ..................           (4)           31


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1).      BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements for Harbor Florida Bancorp, Inc. ("Bancorp") and its subsidiary Harbor Federal Savings Bank ("Bank") reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly Bancorp's consolidated financial condition and the consolidated results of operations and cash flows for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. These condensed consolidated interim financial statements and notes should be read in conjunction with the Bank's Annual Report on Form 10-K for the year ended September 30, 1996.

On June 25, 1997, the Bank completed its reorganization into the two-tier form of mutual holding company ownership. Pursuant to the reorganization, the Bank is now the wholly owned subsidiary of Bancorp, a Delaware corporation. Bancorp is the majority owned subsidiary of Harbor Financial, M.H.C. Pursuant to the reorganization each share of the Bank's outstanding common stock was automatically converted into one share of Bancorp common stock. The consolidated financial statements for prior periods have been restated to reflect the change in the par value of Bancorp common stock from $1.00 to $.01 per share.

The reorganization was accounted for in a manner similar to a pooling of interest and did not result in any significant accounting adjustments.

Bancorp conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the Bank.

In October, 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). The adoption date of Statement 123 varies depending upon the various provisions of the statement. Statement 123 established financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a "fair value based method" of accounting for employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, Statement 123 also allows an entity to continue to measure compensation costs for those plans using the "intrinsic value based method" of accounting which Bancorp currently uses. Management has determined that it will continue to use the method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees". Bancorp will present required proforma amounts and disclosures under Statement 123 beginning with the fiscal year ending September 30, 1997.

In February, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. Statement 128 establishes standards for computing and presenting earnings per share ("EPS"), simplifies the standards previously found in APB No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. Bancorp will begin disclosing EPS in accordance with Statement 128 beginning with the quarter ended December 31, 1997.

In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 is effective for fiscal years beginning after December 15, 1997. Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 requires all items to be recognized under accounting standards as components of comprehensive income and be reported in a separate financial statement. Such statement will be presented by Bancorp beginning with the quarter ended December 31, 1998.

In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 is effective for periods beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments , based on how the enterprise defines such segments. Bancorp is required to report operating segment information, to the extent such segments are defined, beginning with the year ended September 30, 1999.

2).      NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three months ended June 30, 1997 and 1996. Adjustments have been made, where material, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.


                                                              Quarter Ended
                                                                 June 30,
                                                           1997           1996
                                                       ----------     ----------

Net income .......................................     $3,415,861     $2,806,597
                                                       ==========     ==========

Weighted average common shares outstanding .......      4,919,152      4,850,758
Common stock equivalents due to dilutive
     effect of stock options .....................         94,192        103,713
                                                       ----------     ----------
Total weighted average common shares
     and equivalents outstanding for
     primary earnings per share computation ......      5,013,344      4,954,471
                                                       ==========     ==========

Primary earnings per share .......................     $     0.68     $     0.57
                                                       ==========     ==========

Weighted average common shares outstanding .......      5,013,344      4,954,471
Additional dilutive shares using the
     higher of end of period market value
     versus average market value for the
     period utilizing the treasury stock
     method regarding stock options ..............          8,112              0
                                                       ----------     ----------
Total weighted average common shares and
     equivalents outstanding for fully
     diluted earnings per share computation ......      5,021,456      4,954,471
                                                       ==========     ==========

Fully diluted earnings per share .................     $     0.68     $     0.57
                                                        =========      =========

3).      INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of June 30, 1997 are as follows:

                                                   Gross       Gross   Estimated
                                      Amortized  unrealized  unrealized   market
                                         cost      gains       losses     value
                                         ----      -----       ------     -----
                                                  (Dollars in thousands)
Available for sale:
Treasury notes                         $ 17,954   $     --   $     --   $ 17,954
FHLB notes                               29,452         --         --     29,452
Other securities                             87         --         --         87
                                       --------   --------   --------   --------
                                         47,493         --         --     47,493
                                       --------   --------   --------   --------
Held to maturity:
FHLB notes                               15,000         --          6     14,994
                                       --------   --------   --------   --------

FHLMC mortgage-backed securities         94,483        329         --     94,812
FNMA mortgage-backed securities          62,076        573         --     62,649
                                       --------   --------   --------   --------
                                        156,559        902         --    157,461
                                       --------   --------   --------   --------
                                       $219,052   $    902   $      6   $219,948
                                       ========   ========   ========   ========

The amortized cost and estimated market value of investment and mortgage-backed securities as of September 30, 1996 are as follows:

                                                   Gross       Gross   Estimated
                                      Amortized  unrealized  unrealized   market
                                         cost      gains       losses     value
                                         ----      -----       ------     -----
                                                  (Dollars in thousands)
Available for sale:
Treasury notes                         $ 23,457   $     --   $    110   $ 23,347
FHLB notes                               10,000         31         --     10,031
Other securities                            115         --         --        115
                                       --------   --------   --------   --------
                                         33,572         31        110     33,493
                                       --------   --------   --------   --------
Held to maturity:
FHLB notes                               20,000         16         --     20,016
                                       --------   --------   --------   --------

FHLMC mortgage-backed securities        114,072         --        333    113,739
FNMA mortgage-backed securities          39,221        328         --     39,549
                                       --------   --------   --------   --------
                                        153,293        328        333    153,288
                                       --------   --------   --------   --------
                                       $206,865   $    375   $    443   $206,797
                                       ========   ========   ========   ========

The amortized cost and estimated market value of debt securities at June 30, 1997 and September 30, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                            June 30, 1997    September 30, 1996
                                            -------------    ------------------
                                                  Estimated            Estimated
                                       Amortized    market   Amortized   market
                                         cost       value      cost      value
                                         ----       -----      ----      -----
                                                  (Dollars in thousands)
Available for sale:
Due in one year or less                $ 17,954   $ 17,954   $ 15,505   $ 15,539
Due in one to five years                 29,452     29,452     17,952     17,839
Other securities                             87         87        115        115
                                       --------   --------   --------   --------
                                         47,493     47,493     33,572     33,493
                                       --------   --------   --------   --------
Held to maturity:
Due in one year or less                      --         --         --         --
Due in one to five years                 15,000     14,994     20,000     20,016
Other securities                             --         --         --         --
                                       --------   --------   --------   --------
                                         15,000     14,994     20,000     20,016
                                       --------   --------   --------   --------
FHLMC mortgage-backed securities         94,483     94,812    114,072    113,739
FNMA mortgage-backed securities          62,076     62,649     39,221     39,549
                                       --------   --------   --------   --------
                                        156,559    157,461    153,293    153,288
                                       --------   --------   --------   --------
                                       $219,052   $219,948   $206,865   $206,797
                                       ========   ========   ========   ========

As of June 30, 1997, the Bank had pledged mortgage-backed securities with a market value of $506,000 and a carrying value of $497,000 to collateralize the public funds on deposit. The Bank had also pledged mortgage-backed securities with a market value of $2,130,000 and a carrying value of $2,095,000 to collateralize Treasury, tax and loan accounts.

4).      LOANS

Loans are summarized below:                          JUNE 30,    SEPTEMBER 30,
                                                       1997          1996
                                                    --------       --------
   MORTGAGE LOANS:                                  (DOLLARS IN THOUSANDS)
         CONSTRUCTION 1-4 FAMILY                    $ 41,417       $ 43,994
         PERMANENT 1-4 FAMILY                        620,066        584,592
         MULTI-FAMILY                                 14,457         17,804
         NONRESIDENTIAL                               53,006         41,970
         LAND                                         31,881         29,034
                                                    --------       --------
               TOTAL MORTGAGE LOANS                  760,827        717,394
                                                    --------       --------

     OTHER LOANS:
         COMMERCIAL NONMORTGAGE                       11,446          8,199
         HOME IMPROVEMENT                             20,670         20,679
         MANUFACTURED HOUSING                         16,046         15,784
         OTHER CONSUMER                               50,320         44,265
                                                    --------       --------
               TOTAL OTHER LOANS                      98,482         88,927
                                                    --------       --------
             TOTAL LOANS RECEIVABLE                  859,309        806,321
                                                    --------       --------

     LESS:
          LOANS IN PROCESS                            28,727         26,788
          DEFERRED LOAN FEES AND
            DISCOUNTS                                  3,385          3,498
          ALLOWANCE FOR LOAN LOSSES                   11,408         11,016
                                                    --------       --------
                                                      43,520         41,302
                                                    --------       --------
      TOTAL LOANS RECEIVABLE, NET                   $815,789       $765,019
                                                    ========       ========

An analysis of the allowance for loan losses follows:


                                         Three Months            Nine Months
                                         Ended June 30,         Ended June 30,
                                         --------------         --------------
                                         1997      1996         1997      1996
                                         ----      ----         ----      ----

                                                 (DOLLARS IN THOUSANDS)
BEGINNING BALANCE                    $ 11,280   $ 10,085   $ 11,016   $ 10,083
PROVISION FOR (RECOVERY
OF) LOAN LOSSES                           205        (19)       456       (149)
ALLOWANCE FOR LOAN LOSSES
ACQUIRED                                    0        885          0        885
CHARGE-OFFS                              (112)       (10)      (184)       (79)
RECOVERIES                                 35        110        120        311
                                     --------   --------   --------   --------
ENDING BALANCE                       $ 11,408   $ 11,051   $ 11,408   $ 11,051
                                     ========   ========   ========   ========

At June 30, 1997 and September 30, 1996, loans with unpaid principal balances of approximately $2,227,000 and $2,172,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of June 30, 1997 and September 30, 1996, $1,853,000 and $2,081,000, respectively, of these loans were in the process of foreclosure.

As of June 30, 1997 and September 30, 1996, mortgage loans which had been sold on a recourse basis had outstanding principal balances of $3,562,000 and $4,424,000, respectively.


5).      REAL ESTATE OWNED

Real estate owned includes the following:

                                                    June 30,       September 30,
                                                      1997             1996
                                                      ----             ----
                                                      (Dollars in thousands)
Real estate acquired in satisfaction
  of loans                                         $ 3,620            $ 4,830
Allowance for losses                                  (724)            (1,712)
                                                   -------            -------
                                                   $ 2,896            $ 3,118
                                                   =======            =======

Activity in the allowance for losses on real estate owned is as follows:

                                        Three Months             Nine Months
                                        Ended June 30,          Ended June 30,
                                        --------------          --------------
                                        1997      1996         1997        1996
                                        ----      ----         ----        ----


Beginning balance                   $   763     $ 1,509     $ 1,712     $ 1,857
Provision for (recovery
of) losses                              (16)        180         (20)         67
Allowance for losses
acquired                                  0          21           0          21
Charge-offs                             (23)         (8)       (968)       (243)
                                    -------     -------     -------     -------
Ending balance                      $   724     $ 1,702     $   724     $ 1,702
                                    =======     =======     =======     =======

Provision for losses on real estate owned is included in income (losses) from real estate operations in the consolidated statements of earnings.

Legal and consulting fees relating to real estate operations and real estate owned are included in professional fees on the consolidated statements of earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements." Bancorp desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include Bancorp's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. Bancorp's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include but are not limited to i) general market interest rates, ii) general economic conditions, iii) legislative/regulatory changes, iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, v) changes in the quality or composition of the Bank's loan and investment portfolios, vi) demand for loan products, vii) deposit flows, viii) competition, ix) demand for financial services in the Bank's markets, and x) changes in the accounting principles, policies, and guidelines. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

RESULTS OF OPERATIONS

Comparison of quarterly results in this section are between the three months ended June 30, 1997 and June 30, 1996. Comparison of fiscal year to date results are between the nine month periods then ended.

GENERAL. Net income for the third fiscal quarter ended June 30, 1997, increased 21.7% to $3.4 million or 68 cents per share, compared to $2.8 million or 57 cents per share for the same period last year. Net income for the nine months ended June 30, 1997 increased 19.0% to $9.8 million or $1.96 per share, compared to $8.3 million or $1.67 per share for the same period last year. This increase was due primarily to the growth in earning assets. The acquisition of Treasure Coast Savings Bank on June 1, 1996, increased total assets by $75 million, net loans by $62 million and deposits by $70 million.

NET INTEREST INCOME. Net interest income increased to $10.1 million for the quarter ended June 30, 1997, from $8.9 million for the same period last year. For the nine months ended June 30, 1997, net interest income was $29.4 million compared to $25.8 million in the comparable period in 1996. This increase was primarily the result of an increase in average interest-earning assets to $1.056 billion for the nine months ended June 30, 1997, compared to $905.9 million for the comparable period in 1996, partially offset by a decline of 4 basis points in the net interest margin. The net interest margin was 3.36% for the nine months ended June 30, 1997, compared to 3.40% for the comparable period in 1996. The increase in average interest-earning assets was primarily due to the growth in loans.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, volume and type of lending conducted by the Bank, industry standards, the levels and status of past due and non-performing loans, the general economic conditions of the Bank's lending area and other factors affecting collectibility of the Bank's loan portfolio. The provision for loan losses was $205,000 for the quarter ended June 30, 1997, compared to a credit of $19,000 for the comparable period in 1996. For the nine months ended June 30, 1997, the provision for loan losses was $456,000 compared to a credit of $149,000 in the comparable period in 1996. The credit to the provision for the nine months ended June 30, 1996, was primarily due to a reduction in classified loans. The allowance for loan losses was $11.4 million and $11.0 million for June 30, 1997 and September 30, 1996, respectively. The allowance was 1.4% of total loans at both June 30, 1997 and September 30, 1996; 109.0% and 129.4% of classified loans at June 30, 1997 and September 30, 1996, respectively; and was 511.8% and 507.3% of nonperforming loans at June 30, 1997 and September 30, 1996, respectively. While the Bank's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

OTHER INCOME. Other income increased to $1.0 million for the quarter ended June 30, 1997, from $562,000 for the same period last year due primarily to an increase of $267,000 in income from real estate operations and an increase of $161,000 in gain on sale of mortgage loans. Income from real estate operations was $68,000 for the quarter ended June 30, 1997, compared to a loss of $199,000 in the comparable period in 1996. The loss for the quarter ended June 30, 1996, was primarily due to a $180,000 provision for losses on real estate owned. Other income increased to $2.9 million for the nine months ended June 30, 1997, from $2.1 million for the comparable period in 1996, due primarily to an increase of $393,000 in other fees and service charges, an increase of $204,000 in income from real estate operations and an increase of $202,000 in gain on sale of mortgage loans. Other fees and service charges, primarily from fees and service charges on deposit products, was $2.5 million and $2.1 million for the nine months ended June 30, 1997 and 1996, respectively. This increase was primarily due to the growth in deposits. Income from real estate operations was $23,000 for the nine months ended June 30, 1997, compared to a loss of $181,000 in the comparable period in 1996. Gain on sale of mortgage loans was $135,000 for the nine months ended June 30, 1997, compared to a loss of $67,000 in the comparable period in 1996.

OTHER EXPENSE. Other expense increased to $5.3 million for the quarter ended June 30, 1997, from $4.9 million for the same period last year. The quarter ending June 30, 1997, included the expensing of $129,000 of costs relating to the organization of the mid-tier holding company. For the nine months ended June 30, 1997, other expense was $15.7 million compared to $14.7 million in the comparable period in 1996. The change was due primarily to an increase of $917,000 in compensation and benefits and an increase of $600,000 in other expense partially offset by a decrease of $625,000 in SAIF deposit insurance premiums. The increase in compensation and benefits is due primarily to additional staff required to support the growth in loans and deposits. The increase in other expense is primarily due to an increase of $153,000 in amortization of goodwill, an increase of $118,000 in advertising and promotion, an increase of $69,000 in data processing services and $52,000 in filing fees relating to the organization of the mid-tier holding company. The decrease in SAIF deposit insurance premiums is due to lower assessment rates resulting from The Deposit Insurance Act of 1996.

INCOME TAXES. Income tax expense increased to $2.2 million for the quarter ended June 30, 1997 from $1.8 million for the same period last year. For the nine months ended June 30, 1997, income tax expense was $6.3 million compared to $5.2 million for the comparable period in 1996. The effective tax rate remained constant at 39% for both the nine months ended June 30, 1997 and 1996.


FINANCIAL CONDITION

Total assets increased to $1.117 billion at June 30, 1997, from $1.057 billion at the fiscal year ended September 30, 1996. The increase is primarily due to the growth in net loans and deposits.

Interest-bearing deposits in other banks decreased to $15.0 million at June 30, 1997 from $16.3 million at September 30, 1996. The decrease is primarily due to a decrease in funds on deposit at the FHLB.

Federal funds sold decreased to $10.3 million at June 30, 1997 from $16.1 million at September 30, 1996. The decrease is primarily due to the funding of the payments of annual real estate taxes held in escrow for borrowers.

Investment securities held to maturity decreased to $15.0 million at June 30, 1997 from $20.0 million at September 30, 1996. The decrease is primarily due to the purchase of $15.0 million FHLB Notes offset by the call prior to maturity of $20.0 million FHLB Notes.

Investment securities available for sale increased to $47.5 million at June 30, 1997 from $33.5 million at September 30, 1996. The increase is primarily due to the purchase of $29.5 million FHLB Notes partially offset by the maturities of $5.5 million U.S. Treasury Notes and $10.0 million FHLB Notes.

Mortgage-backed securities increased to $156.6 million at June 30,1997 from $153.3 million at September 30, 1996. The increase is primarily due to the purchase of $17.0 million of seven-year balloon securities, $5.0 million of five-year balloon securities and $10.0 million of adjustable rate securities offset by $28.4 million of repayments.

Net loans increased to $815.8 million at June 30, 1997 from $765.0 million at September 30, 1996. The increase is primarily due to loan originations of $177.0 million partially offset by repayments of $117.5 million.

Real estate owned decreased to $2.9 million at June 30, 1997 from $3.1 million at September 30, 1996. The decrease is primarily the result of sales of real estate owned properties.

Deposits increased to $904.9 million at June 30, 1997 from $851.9 million at September 30, 1996. The increase is primarily due to a net increase in deposits before interest credited of $27.8 million.

FHLB advances increased to $100 million at June 30, 1997 from $95 million at September 30, 1996. The increase is primarily due to $30 million of short-term fixed rate advances taken in order to fund the purchase of $30 million FHLB Notes partially offset by the maturity of $25 million FHLB advances.

Stockholders' equity increased to $93.7 million at June 30, 1997 from $84.8 million at September 30, 1996, primarily due to $9.8 million in earnings for the nine months ended June 30, 1997. At June 30, 1997, the Bank exceeded all regulatory capital requirements as follows:


                                Required             Actual   Excess of Actual
                                  % of                %of     over Regulatory
                      Amount     Assets   Amount     Assets    Requirements
                      ------     ------   ------     ------    ------------
                                  (Dollars in thousands)

Tangible Capital      $16,701    1.50%    $78,386     7.04%    $   61,685
Core Capital          $33,402    3.00%    $78,386     7.04%    $   44,984
Risk-Based Capital    $46,416    8.00%    $85,688    14.77%    $   39,272

ASSET QUALITY

Loans 90 days past due are generally placed on non-accrual status. The Bank ceases to accrue interest on a loan once it is placed on non-accrual status, and interest accrued but unpaid at the time is charged against interest income. Additionally, any loan where it appears evident that the collection of interest is in doubt is also placed on a non-accrual status. The Bank carries real estate owned at the lower of cost or fair value, less cost to dispose. Management regularly reviews assets to determine proper valuation.

The following table sets forth information regarding the Bank's non-accrual loans and foreclosed real estate at the dates indicated:


                                                        June 30,   September 30,
                                                          1997         1996
                                                          ----         ----
                                                        (Dollars in thousands)
  Non-accrual mortgage loans:
   Delinquent less than 90 days                          $  336        $  323
   Delinquent 90 days or more                             1,755         1,717
                                                         ------        ------
  Total                                                   2,091         2,040
                                                         ------        ------

  Non-accrual other loans:
   Delinquent less than 90 days                              23            --
   Delinquent 90 days or more                               113           132
                                                         ------        ------
  Total                                                     136           132
                                                         ------        ------

  Total non-accrual loans                                 2,227         2,172

  Accruing loans 90 days or more delinquent                  --            --
                                                         ------        ------

  Total nonperforming loans                               2,227         2,172

  Real estate owned, net of related allowance             2,896         3,118
                                                         ------        ------

  Total non-performing assets                            $5,123        $5,290
                                                         ======        ======

  Non-performing loans to total net loans                   .27%          .28%

  Total non-performing assets to total assets               .46%          .50%

                           PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

There are various claims and lawsuits in which Bancorp and the Bank are periodically involved incident to the business of Bancorp and the Bank. In the opinion of management, no material loss is anticipated from any such pending claims or lawsuits. The most significant of these lawsuits is described below.

The Bank and certain other entities are defendants in a class action lawsuit which was filed in May, 1991. The plaintiffs in the litigation are purchasers of parcels of developed and undeveloped land from General Development Corporation ("GDC") who allege that GDC, through fraudulent means, induced them to buy land at inflated values. The Bank is a defendant in this matter along with a number of other financial institutions, purchasers of loans in the secondary market, broker dealers, an insurance company and numerous other individuals and companies. The involvement of the Bank arises from its purchase from GDC of land sales contracts originated by GDC. The Bank, along with the other defendants, filed a motion to dismiss the case which was granted. The plaintiffs filed an appeal with the Third Circuit Court of Appeals which remanded the case to the District Court for reconsideration. The District Court entered its order dismissing the case again.

The plaintiffs filed a motion requesting the District Court to amend the dismissal order to permit the plaintiffs to file another amended complaint. The District Court denied the plaintiff's motion. The plaintiffs appealed that order to the Third Circuit and both sides were directed to submit supplementary briefs. Management believes that the position of the plaintiffs is without merit.


ITEM 2.         CHANGES IN SECURITIES.

            Not applicable.


ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

            None

ITEM 5.         OTHER INFORMATION.

Bancorp announced on June 25, 1997 that its Board of Directors had authorized the repurchase of up to 248,000 shares of Bancorp's common stock. This represents approximately 5% of the total outstanding common stock. Repurchases will be conducted in the open market.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Exhibits.

The following Exhibits are included with this Report or are incorporated into this Report by reference, as indicated:

 Exhibit
 Number            Description

 10(i) Employment contract with Michael J. Brown, Sr. (Exhibit 10(a) to the Registration Statement on Form S-4 filed December 20, 1996.

 10(ii) Recognition and Retention Plan and Trust Agreement (Exhibit 10(d) to the Registration Statement on Form S-4 filed December 20, 1996.

 10(iii) Outside Directors' Recognition and Retention Plan and Trust Agreement (Exhibit 10(e) to the Registration Statement on Form S-4 filed December 20, 1996.

 10(iv) 1994 Incentive Stock Option Plan (Exhibit 10(b) to the Registration Statement on Form S-4 filed December 20, 1996.

 10(v) 1994 Stock Option Plan for Outside Directors (Exhibit 10(c) to the Registration Statement on Form S-4 filed December 20, 1996.

 10(vi)            Harbor Federal Savings Bank Non-Employee Directors'
                   Retirement Plan

 10(vii)           Unfunded Deferred Compensation Plan for Directors

 10(viii) Management Incentive Compensation Plan for fiscal year ending September 30, 1997

(b)         Reports on Form 8-K.

            Form 8-K was filed for a reportable event dated June 27, 1997. Events under both items number 1 and 5 were reported.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                          HARBOR FLORIDA BANCORP, INC.




Date:       August 11, 1997                         /s/
                                           ----------------------------
                                           Michael J. Brown, Sr.
                                           President and Chief Executive Officer



Date:       August 11, 1997                         /s/
                                           ----------------------------
                                           Don W. Bebber
                                           Senior Vice President, Finance and
                                           Principal Financial Officer