Form 10-K
period 1997-09-30
HARBOR FLORIDA BANCORP INC
filed 1997-12-29
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   ----------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 1997
                                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                        Commission file number 000-22817

                          HARBOR FLORIDA BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                               65-0737675
   (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE   (561) 461-2414
                                                  --------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock (par value $0.01)
                                (TITLE OF CLASS)


                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price of the common stock as of December 8, 1997 ($66.75) was $117,271,206.

         The number of shares of common stock outstanding on December 8, 1997 was 4,978,756.


         Documents incorporated by reference:

1. Annual Report to Stockholders for the fiscal year ended September 30, 1997 (Parts II and III).

2. Proxy Statement of Harbor Florida Bancorp, Inc. to be filed as Exhibit 99.3 to the Registration Statement on Form S-1 of Harbor Florida Bancshares, Inc.(Part III). (To be filed pursuant to General Instruction G.(3)).

                                TABLE OF CONTENTS



Item                                                       Page
No.                                                         No.
                                     PART I
 1   Business                                                 2
 2   Properties                                              20
 3   Legal Proceedings                                       22
 4   Submission of Matters to a Vote of
     Security-Holders                                        22

                                    PART II
 5   Market for Registrant's Common Equity
     and Related Stockholder Matters                         22
 6   Selected Financial Data                                 23
 7   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                              23
 8   Financial Statements and Supplementary Data             23
 9   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                  23

                                    PART III
10   Directors and Executive Officers of the
     Registrant                                              23
11   Executive Compensation                                  23
12   Security Ownership of Certain Beneficial Owners
     and Management                                          24
13   Certain Relations and Related Transactions              24
14   Exhibits, Financial Statement Schedules,
     and Reports on Form 8-K                                 24

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Harbor Florida Bancorp, Inc. (the "Company") is the middle tier stock holding company for Harbor Federal Savings Bank (the "Bank"). The Company owns 100% of the Bank's common stock. Currently, it engages in no other significant activities beyond its ownership of the Bank's common stock. The Bank is engaged in the business of attracting deposits primarily from the communities it serves and using these and other funds to originate primarily one-to-four family first mortgage loans for retention in its portfolio. It's principal sources of funds are deposits and principal and interest payments on loans. Its principal source of income is interest received from loans and investment and mortgage-backed securities, and its principal expenses are interest paid on deposit accounts and employee compensation and benefits.

         On June 1, 1996, the Company acquired all of the outstanding common stock of Treasure Coast Bank, F.S.B. ("Treasure Coast"), a Florida based federal savings association, for approximately $6.8 million in cash. The acquisition was accounted for using the purchase method. Treasure Coast had assets of approximately $75 million. The Treasure Coast acquisition added 1 branch to the Company's branch network. The results of operations of Treasure Coast from June 1, 1996 to September 30, 1996 are included in the consolidated financial statements of the Company.


MARKET AREA

         The Company serves communities in six growing and diverse Florida counties. Its headquarters are in Fort Pierce, Florida, located on the eastern coast of Florida between Stuart and Daytona Beach. In addition to its headquarters, it has fourteen branch offices in St. Lucie, Indian River and Martin counties, located on Florida's "Treasure Coast." This area is characterized by both a large retirement and vacation home population and a significant agricultural economy, primarily citrus crops. The Company has four branch offices located in Brevard County, which encompasses the "Space Coast" of the state. Brevard County has a greater industrial base fueled primarily by companies related to NASA and the John F. Kennedy Space Center. Prominent electronics concerns such as Harris Corporation are also major employers in this area. The Company also has one branch office in Okeechobee County, a rural, agricultural area, and three branch offices in Volusia County, where tourism and a large retirement population predominate.

LENDING ACTIVITIES

         GENERAL. The Company's principal lending activity has historically been, and will continue to be for the foreseeable future, the origination of one-to-four family residential mortgage loans. Although the Company sells some conforming loans, primarily to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), and has, on rare occasions, purchased whole loans and loan participations, it focuses primarily on the origination of loans and retains them in its portfolio for investment. See " -- Lending Activities -- One to Four Family Permanent
Residential Mortgage Loans" below. The Company also originates a substantial amount of one-to-four family residential construction and consumer loans, and, on a limited basis, consumer installment, commercial real estate and commercial business loans. Substantially all of the Company's mortgage loans are secured by property in its market area and most of its nonmortgage loans are made to borrowers in its market area.

         The Company offers both fixed-rate and adjustable rate mortgage ("ARM") loans. The Company has sought to increase its origination of ARM loans to reduce its interest rate risk. However, the Company's ability to originate ARM loans has been limited by borrower preference for fixed-rate loans in many instances, particularly in low interest rate environments.

         LOAN AND MORTGAGE - BACKED SECURITIES PORTFOLIO COMPOSITION. The following table sets forth a summary of the composition of the Company's loan and mortgage-backed securities portfolio by type of loan.

                                                    September 30,
                                    1997                 1996                 1995
                                   ------               ------               -----
                                        Percent of          Percent of           Percent of
                               Amount      Total    Amount     Total     Amount     Total
                             (Dollars in thousands)
MORTGAGE LOANS

Construction 1 - 4 Family.    $47,800       5.42%   $43,994      5.46%  $40,634      6.07%
Permanent 1 - 4 Family....    629,906      71.46    584,297     72.49    487,480    72.84
Multifamily...............     15,326       1.74     17,804      2.21     14,916     2.23
Nonresidential............     54,983       6.24     41,970      5.21     31,980     4.78
Land......................     33,182       3.76     29,034      3.60     20,460     3.06
                             --------   --------   --------  --------   --------  -------
    Total Mortgage Loans..    781,197      88.62    717,099     88.97    595,470    88.98
                              -------    -------    -------   -------    -------   ------
OTHER LOANS
Commercial Nonmortgage....     11,287       1.28      8,199      1.02      8,468     1.27
Consumer:
    Home Improvement......     20,614       2.34     20,679      2.56     19,198     2.87
    Manufactured Housing..     16,399       1.86     15,784      1.96     15,045     2.25
    Other Consumer (1)....     51,988       5.90     44,265      5.49     31,049     4.63
                             --------   --------   --------  --------    -------  -------
    Total Other Loans.....    100,288      11.38     88,927     11.03     73,760    11.02
                             --------    -------   --------   -------    -------   ------
Total Loans Receivable....    881,485     100.00%   806,026    100.00%   669,230   100.00%
                              -------     ======    -------    ======    -------   ======
LESS:
Loans in process..........     32,078                26,788               24,321
Deferred loan fees and
    discounts.............      3,446                 3,203                3,519
Allowance for loan losses.     11,691                11,016               10,083
                             --------              --------             --------
    Subtotal..............     47,215                41,007               37,923
                             --------              --------             --------
TOTAL LOANS RECEIVABLE,
     NET..................    834,270               765,019              631,307
                              -------               -------              -------
LOANS HELD FOR SALE.......        141                 4,870                1,009
                             --------              --------             --------
MORTGAGE-BACKED
    SECURITIES............    176,854               153,293              164,759
                              -------               -------              -------

TOTAL..................... $1,011,265              $923,182             $797,075
                           ==========              ========             ========

------------
(1) Includes home equity and other second mortgage loans.

       The following table shows the maturity or period to repricing of the Company's loan and mortgage-backed securities portfolios at September 30, 1997. Loans that have adjustable rates are shown as being due in the period in which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $163.0, $143.5, and $99.4 million for fiscal years 1997, 1996 and 1995, respectively. Loans having no stated maturity and no schedule of repayments (including delinquent loans), and demand loans are reported as due within one year.


                                           One        Three                     Ten
                                         through     through       Five       through    Beyond
                               Within     three       five        through     twenty     twenty
                              one year    years       years      ten years     years      years     Total
                              --------   -------     -------      -------    --------   --------   ---------
                                 (In thousands)

Mortgage loans:
  Permanent 1 - 4 family....  $213,414   $25,164     $56,921      $55,450    $139,195   $159,380    $649,524
  Other.....................    43,501    11,404      14,034       12,074      15,631        677      97,321
Other loans:
  Consumer .................    24,464    12,576      22,609       24,811       4,358         41      88,859
  Commercial ...............     6,146       511       1,290        1,194          27      2,096      11,264
Nonperforming loans (1).....     2,580       ---         ---          ---         ---        ---       2,580
Mortgage-backed
    securities..............    58,708    25,030      20,704       54,497      17,202        713     176,854
                              --------   -------     -------      -------    --------   --------   ---------
    Sub-total...............  $348,813   $74,685    $115,558     $148,026    $176,413   $162,907  $1,026,402
                              ========   =======    ========     ========    ========   ========
Deferred loan fees and
    discounts...............                                                                          (3,446)
Allowance for loan
    losses..................                                                                         (11,691)
                                                                                                    --------
Total (2)(3)................                                                                      $1,011,265
                                                                                                  ==========

(1) All nonperforming loans are reported as due within one year regardless of the actual maturity term. (2) Amounts reported do not include principal repayment or prepayment assumptions. (3) Amounts include loans held for sale of $141,000 at September 30, 1997.
                                                  --------------

       The   following   table  sets  forth  the   amount  of   fixed-rate   and
adjustable-rate loans at September 30, 1997 due after September 30, 1998.


                                             Adjustable
                             Fixed Rate         Rate      Total
                             --------      --------    --------
                                         (In thousands)
Mortgage loans:
  Permanent 1 - 4 family....  $325,483      $110,627    $436,110
  Other.....................    37,348        16,472      53,820
Other loans:
  Consumer .................    64,395           ---      64,395
  Commercial ...............     5,118           ---       5,118
                              --------      --------    --------
Total loans.................   432,344       127,099     559,443
Mortgage-backed securities..   118,146           ---     118,146
                              --------      --------    --------
Total.......................  $550,490      $127,099    $677,589
                              ========      ========    ========

    ONE-TO-FOUR FAMILY PERMANENT RESIDENTIAL MORTGAGE LOANS. The Company's primary lending activities focus on the origination of one-to-four family residential mortgage loans. The Company generally does not originate one-to-four family residential loans on properties outside of its market area. At September 30, 1997, $629.9 million or 71.46% of the Company's total loan portfolio and 55.69% of total assets consisted of one-to-four family loans and over 95% of such loans were collateralized by properties located in the Company's market area.

     The Company's fixed rate loans generally are originated and underwritten according to standards that permit sales in the secondary market. However, the decision to sell depends on a number of factors including the yield and the term of the loan, market conditions, and the Company's current portfolio position. The Company sells a portion of newly originated 30 year fixed rate mortgage loans, currently $100,000 to $200,000 per month. In addition, the Company sells loans under the single family Mortgage Revenue Bond Programs through local County Housing Finance Authorities. The servicing on these loans is also released.

     The Company currently offers one-to-four family residential mortgage loans with fixed, adjustable or a combination of fixed/adjustable interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company's interest rate gap position, and loan products offered by the Company's competitors. In a low interest rate environment, borrowers typically prefer fixed rate loans to ARM loans, and even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed rate mortgage loans.

     The Company generates residential mortgage loan activity through local advertising, its existing customers and referrals from local real estate brokers and home builders. All loans are originated by Company loan officers, none of whom have underwriting authority. Independent loan brokers are not used.

     Residential loans are authorized and approved under central authority by experienced underwriters. Underwriters have individual authority to approve loans up to the maximum amount of $250,000. Residential mortgage loans in excess of this amount are approved by Management individually up to $500,000 or by committee if above $500,000. The Company also has direct endorsement authority from the Federal Housing Authority ("FHA") to allow for internal approval of FHA insured loans. FHA loans are approved under central authority by an underwriter with a "Direct Endorsement" designation from the FHA. The Company's underwriting standards are intended to ensure that borrowers are sufficiently credit worthy, and all of the Company's lending is subject to written underwriting policies and guidelines approved by the Company's Board of Directors. Detailed loan applications are designed to determine the borrower's ability to repay the loan and certain information solicited in these applications is verified through the use of credit reports, financial statements and other confirmations. The Company obtains an appraisal of substantially all of the proposed security property in connection with residential mortgage loans. Additionally, title insurance is required for all mortgage loans except home equity loans of $50,000 or less.

     The types, amounts, terms of and security for conventional loans (those not insured or guaranteed by the U.S. government or agencies thereof, or state housing agency) originated by the Company are significantly prescribed by federal regulation. OTS regulations limit the amount which the Company can lend up to specified percentages of the value of the real property securing the loan, as determined by an appraisal at the time the loan is originated (referred to as "loan-to-value ratios"). The Company makes one-to-four family home loans and other residential real estate loans with loan-to-value ratios generally of up to 80% of the appraised value of the security property. In certain circumstances loan-to-value ratios exceed 80%, in which case private mortgage insurance is generally required. A substantial part of the Company's loan originations are made to borrowers to finance second homes for vacation use or for use as a rental property. Such loans may be considered to have a higher credit risk than loans to finance a primary residence.

     ONE-TO-FOUR FAMILY RESIDENTIAL CONSTRUCTION LOANS. A part of the Company's loan originations are to finance the construction of one-to-four family homes in the Company's market area. At September 30, 1997 the Company had $47.8 million in such loans, representing 5.42% of total loans. It is the Company's policy to disburse loan proceeds as construction progresses and as inspections warrant.

     A portion of these loans are made directly to the individual who will ultimately own and occupy the home. Of these, the vast majority are structured at origination to guarantee the permanent financing to the Company as well. As a result, although in recent years the origination of these construction loans to individuals is second in volume only to the origination of traditional loans to finance the purchase or refinance of an existing home, the significance of this type of lending to the Company is not evident from the amount of these loans in its portfolio at any given time because these construction loans to individuals usually "roll" into permanent financing.

       Approximately one-half of the Company's one-to-four family construction loans are to builders. In most instances these loans are also structured to guarantee permanent financing by the Company.

     CONSUMER LOANS. The Company originates consumer loans as an essential element in its retail-oriented strategy. Secured consumer loans include automobile, manufactured housing, boat and truck loans, home equity and home improvement loans as well as loans secured by the borrower's deposit accounts with the Company. The loans for manufactured housing are generally originated within quality, retirement lifestyle communities spread throughout the six county market area that feature amenities such as full service clubhouse facilities, swimming pools, and, in a number of cases, golf courses. These loans are subject to the normal underwriting standards of the Company. Loans are made on either a fixed-rate or adjustable-rate basis, with terms generally up to 20 years. A limited amount of unsecured consumer loans are also originated. At September 30, 1997, consumer-oriented loans accounted for $89.0 million or 10.10% of the Company's total loan portfolio.

     NON-RESIDENTIAL AND LAND MORTGAGE LOANS. In the late 1980's the Company curtailed its lending in non-residential mortgages with the exception of loans to finance the sale of the Company's real estate acquired through foreclosure. In recent years, the Company re-entered this market and made a total of $18.3 million, $12.9 million and $10.7 million of non-residential mortgage loans in 1997, 1996 and 1995, respectively. At September 30, 1997, nonresidential loans constituted 6.24%of the Company's total loan portfolio. Origination of these loans plays a subordinate role to the origination of residential mortgage and consumer-related loans. Non-residential mortgage loans are offered on properties within the Company's primary market area using both fixed or adjustable rate programs.

     Loans  secured  by  non-residential  real  estate  generally  carry  larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. This increased risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these loans. Furthermore, the repayment of loans secured by non-residential property is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. See "Business -- Delinquent, Nonperforming and Classified Assets".

     The Company also originates developed building lot loans ("lot loans") secured by individual improved lots for future residential construction. Lot loans are offered with either a fixed or adjustable interest rate and with a maximum term of up to 15 years. At September 30, 1997 these loans accounted for $14.6 million or 1.66% of the Company's total loan portfolio.

     OTHER LOANS. The balance of the Company's lending consists of multi-family mortgage and commercial non-mortgage loans. At September 30, 1997 these loans represented $15.3 million or 1.74% and $11.3 million or 1.28%, respectively, of the Company's total loan portfolio. The multi-family mortgage loans are secured primarily by apartment complexes. These loans are subject to the same lending limits as apply to the Company's commercial real estate lending. The commercial non-mortgage loans represent primarily equipment and other business loans to professionals such as physicians and attorneys. These loans are an integral part of the Company's strategy of seeking synergy between its various deposit and loan products and as a service to existing customers.

ORIGINATION AND SALE OF LOANS

     From time to time the Company has sold mortgage loans, primarily to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Historically, the Company has not purchased significant amounts of loans, particularly in light of its past policy to control asset growth.

     The Company sells a portion of newly originated 30 year fixed rate mortgage loans, currently $100,000 to $200,000 per month. In addition, the Company sells loans under the single family Mortgage Revenue Bond Programs through local County Housing Finance Authorities. The servicing on these loans is also released. The purpose of selling a portion of fixed rate loans from current production is to reduce interest rate risk by limiting the growth of longer term fixed rate loans in the portfolio and to generate service fee income over time.

     The following table shows total loan origination activity including mortgage-backed securities, during the periods indicated.



                                              Years Ended September 30,
                                          ==================================
                                            1997         1996         1995
                                          --------     --------     --------
                                                   (In thousands)
MORTGAGE LOANS (GROSS):
  At beginning of year (1).............   $722,435     $596,478     $553,135
  Mortgage loans originated:
    Construction 1-4 Family............     63,237       59,000       51,998
    Permanent 1-4 Family...............     84,853       85,853       51,334
    Multi-family.......................      2,526        2,935          158
    Nonresidential.....................     18,302       12,941       10,700
    Land...............................     12,264       13,384       11,812
                                           -------      -------      -------
  Total mortgage loans originated (2)..    181,182      174,113      126,002
  Mortgage loans acquired (3)..........        ---       60,482          ---
  Mortgage loans sold (4)..............    (8,583)      (4,653)      (9,037)
  Principal repayments.................  (111,255)    (101,359)     (72,310)
  Mortgage loans transferred to real
    estate owned.......................    (2,438)      (2,626)      (1,312)
                                        ---------    ---------    ---------
  At end of year.......................   $781,341     $722,435     $596,478
                                          ========     ========     ========
OTHER LOANS (GROSS):
  At beginning of year.................   $ 88,927     $ 73,760    $  59,436
  Other loans originated...............     63,406       52,702       40,838
  Loans acquired (3)...................        ---        4,468          ---
  Principal repayments.................   (52,045)     (42,003)     (26,514)
                                          --------     --------     --------
  At end of year.......................   $100,288     $ 88,927     $ 73,760
                                          ========     ========     ========
MORTGAGE-BACKED SECURITIES (GROSS):
  At beginning of year.................   $153,293     $164,759     $120,099
  Mortgage-backed securities purchased.     61,769       29,265       65,609
  Principal repayments.................   (38,208)     (40,731)     (20,949)
                                         --------     --------     --------
  At end of year.......................   $176,854     $153,293     $164,759
                                          ========     ========     ========

     (1)  Includes loans held for sale.

     (2) Loans originated represent loans closed, however all loans may not be fully disbursed at time of closing.

     (3) Represents loans acquired in connection with the acquisition of Treasure Coast Bank, F.S.B. in 1996.

     (4)  Includes $3 million commercial land participation loan sold in 1995.


MORTGAGE-BACKED SECURITIES

       A substantial part of the Company's business involves investments in mortgage-backed securities issued or guaranteed by an agency of the United States government. Historically, the Company's mortgage-backed securities portfolio has consisted primarily of pass-through mortgage participation certificates issued by FHLMC and FNMA. These pass-through certificates represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the loans' originators, through the FHLMC and FNMA that pools and packages the participation interests into the form of securities, to investors such as the Company. The FHLMC and FNMA guarantees the payment of principal and interest. The underlying pool of mortgages can consist of either fixed-rate or adjustable-rate loans. At September 30, 1997, the Company's portfolio of mortgage-backed securities consisted entirely of FHLMC and FNMA participation certificates. Of the $176.9 million in mortgage-backed securities at that date, approximately $49.0 million or 28% represented adjustable-rate securities and $127.9 million or 72% represented fixed-rate securities with anticipated maturity dates from 3 months to 29 years.

   Adjustable-rate mortgage-backed securities ("ARM Securities") have periodic adjustments in the coupons based on the underlying mortgages. These periodic coupon adjustments are subject to annual and lifetime caps. The caps serve as a limit to the amount that the coupon will change during any coupon reset period. As interest rates on the mortgages underlying the ARM Securities are reset periodically (one to 12 months), the yields on these securities will gradually adjust to reflect changes in market rates. Management believes that the adjustable-rate feature of ARM Securities will help to reduce sharp fluctuations in security value that result from normal changes in interest rates.

    During periods of declining interest rates, the coupon on ARM Securities may adjust downward, resulting in lower yields and reduced income from these securities. Thus, ARM Securities may have less potential for capital appreciation as compared to fixed-rate debt securities. During periods of rising interest rates, the coupon on ARM Securities may not fully adjust upward in conjunction with changes in market rates due to annual or lifetime coupon adjustment caps. This could result in ARM Securities that depreciate in value similar to long-term, fixed-rate mortgage securities in a rising interest rate environment.

    The Company's fixed-rate mortgage-backed securities consist of both long-term and balloon securities. The long-term securities have original maturity terms of ten, fifteen and thirty years. The balloon securities have principal and interest amortization based on a thirty-year maturity schedule with final principal balloon payments due in five years or seven years from the date of the security. Balloon mortgage-backed securities are held in the portfolio as a means of reducing the average life of the fixed-rate portfolio. A shorter average portfolio life will help reduce the interest rate risk associated with these investments. As of June 30, 1997, long-term, fixed-rate mortgage-backed securities amounted to $28.9 million and five-year and seven-year balloon mortgage-backed securities amounted to $58.6 million and $26.1 million, respectively.

    During  periods of  declining  interest  rates,  fixed-rate  mortgage-backed securities may have accelerated principal reductions due to increased refinancing activity on the underlying mortgage loans. The reinvestment of the accelerated principal reductions at lower prevailing rates could result in lower overall portfolio yields and income. During periods of rising interest rates, fixed-rate mortgage-backed securities will tend to depreciate in value. Thus, total returns on fixed-rate mortgage-backed securities are expected to decline as market interest rates rise.

    If the Company purchases mortgage-backed securities at a premium, accelerated principal repayments may result in some loss of principal investment to the extent of the premium paid. Conversely, if mortgage-backed securities are purchased at a discount, accelerated principal reductions will increase current and total returns.

DELINQUENT, NONPERFORMING AND CLASSIFIED ASSETS

     DELINQUENT LOANS. All delinquent loan results are reviewed monthly by the Company's Board of Directors. The Company believes it has an effective process and policy in dealing with delinquent loans.

     Residential delinquencies are handled by the Loan Collections Department. This department begins collections efforts on residential loans when a loan appears on the 15-day delinquent list. Borrowers are sent a notice to accelerate the debt when the debt is 45 days delinquent. If the delinquent account has not been corrected, foreclosure proceedings are begun generally at the 75th day of delinquency. At September 30, 1997, residential loans delinquent 90 days and longer represented 0.24% of the total residential loan portfolio.

       Commercial delinquent accounts are processed by the Problem Asset and Lending Departments. For commercial accounts classified as Substandard, as defined below, or worse, the Problem Asset Department has jurisdiction over the collection efforts. As with residential delinquent loans, any commercial loans 90 days past due or where the collection of the interest or full principal is considered doubtful are placed on a non-accrual basis.

     If a collection action is instituted on a consumer or commercial loan, the Company, in compliance with the loan documents and the law, may repossess and sell the collateral security for the loan through private sales or through judicially ordered sales when necessary. Should the sale result in a deficiency owing to the Company, the borrowers generally are pursued where such action is deemed appropriate, including recourse based on personal loan guarantees by the borrower's principals.

       The following table shows the Company's loans delinquent 90 days or more at the dates indicated.

                                           September 30,
                             1997               1996             1995
                            ------             ------            -----
                                        (Dollars in thousands)
                        Number     Amount  Number   Amount   Number  Amount
Mortgage loans:
  Construction and land.    2  $    162      2   $    98       2  $    89
  Permanent 1 - 4
    family..............   28     1,565     23     1,196      36    2,205
  Other mortgage........    3       689      2       423     ---      ---
                           --   -------    ---   -------     --- --------
  Total mortgage loans..   33     2,416     27     1,717      38    2,294
Other loans.............   10       164      9       132       7       70
                           --   -------    ---   -------     ---  -------
Total loans.............   43    $2,580     36    $1,849      45   $2,364
                           ==               ==                ==   ======
Delinquent loans to
    total loans.........            .31%             .24%             .37%
                                     ===             ====            ====

       As of September 30, 1997, 1996 and 1995, $0, $323,000,  and $1.2 million, respectively, of loans were on nonaccrual status which were not 90 days past due.

       NONPERFORMING ASSETS. The Company also places emphasis on improving asset quality. The Company's nonperforming assets as a percentage of total assets have decreased from .85% at September 30, 1994 to .43% at September 30, 1997.

       Loans 90 days past due are generally placed on non-accrual status. The Company ceases to accrue interest on a loan once it is placed on non-accrual status, and interest accrued but unpaid at that time is charged against interest income. Additionally, any loan where it appears evident that the collection of interest is in doubt is also placed on a non-accrual status. Non-accrual loans of $500,000 or more are reviewed monthly by the Board of Directors. The investment in impaired loans (primarily consisting of classified loans), other than those evaluated collectively for impairment, at September 30, 1997 and 1996 was $12,157,000 and $11,053,000, respectively. The average recorded investment in impaired loans during the years ended September 30, 1997 and 1996 were approximately $12,122,000 and $13,651,000, respectively. The total specific allowance for loan losses related to these loans was approximately $117,000 and $174,000, respectively, on September 30, 1997 and 1996. Interest income on impaired loans of approximately $1,147,000 and $1,346,000 was recognized in the year ended September 30, 1997 and 1996, respectively.

       If a foreclosure action is instituted on a real estate-secured loan and the loan is not reinstated, paid in full, refinanced, or deeded back to the Company, the property is sold at a foreclosure sale at which the Company may be the buyer. Thereafter, such acquired property is listed in the Company's real estate owned ("REO") account or that of a subsidiary, until the property is sold. The Company carries REO at the lower of cost or fair value less cost to dispose. The Company also finances the sales of REO properties. Should the foreclosure sale not produce sufficient proceeds to pay the loan balance and court costs, the Company's attorneys, where appropriate, may pursue the collection of a deficiency judgment against the responsible borrower.

       It is the Company's policy to try to liquidate its holdings in REO or subsidiaries on a timely basis while considering both market conditions and the cost of carrying REO properties. Upon acquisition the Company records all REO at the lower of its fair value (less estimated costs to dispose), or cost. The fair value is based upon the most recent appraisal and management's evaluation. If the fair value of the asset is less than the loan balance outstanding, the difference is charged against the Company's loan loss allowance prior to transferring the asset to REO. Administration of REO property is handled by the Problem Asset Department which is responsible for the sale of all residential and commercial properties. In those instances where the property may be located outside the Company's market area or where the property, due to its nature, requires certain expertise (I.E., hotels, apartment complexes), outside management firms may be utilized.

       At the dates indicated, nonperforming assets in the Company's portfolio were as follows:


                                                        September 30,
                                                        --------------
                                                  1997      1996       1995
                                                  ----      ----       ----
                                                    (Dollars in thousands)
Non-accrual mortgage loans:
  Delinquent less than 90 days...........   $      ---   $   323     $1,153
  Delinquent 90 days or more.............        2,416     1,717      2,294
                                                 -----     -----      -----
     Total...............................        2,416     2,040      3,447
                                                 -----     -----      -----
Non-accrual other loans:
  Delinquent less than 90 days...........          ---       ---        ---
  Delinquent 90 days or more.............          164       132         70
                                                ------    ------     ------
     Total...............................          164       132         70
                                                ------    ------     ------
Total non-accrual loans..................        2,580     2,172      3,517
Accruing loans 90 days or more delinquent          ---       ---        ---
                                              --------  --------    -------
  Total nonperforming loans..............        2,580     2,172      3,517
                                                 -----     -----      -----
Other nonperforming assets:
  Real estate owned......................        2,892     4,830      4,643
    Less allowance for losses............        (578)   (1,712)    (1,857)
                                               -------   -------    -------
      Total..............................        2,314     3,118      2,786
                                                ------    ------     ------

Total nonperforming assets, net..........       $4,894    $5,290     $6,303
                                                ======    ======     ======
Nonperforming loans to total net loans...         0.31%     0.28%      0.56%
Total nonperforming assets to
  total assets..........................          0.43%     0.50%      0.71%


     For the year ended September 30, 1997, interest income of $131,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income was actually included in net income regarding non-accrual loans during the same period.

       The Company's policy requires that a general allowance be maintained on all REO. The Company's periodic provisions to its allowance for losses on REO are included in income (losses) from real estate operations on its consolidated statements of earnings.

     Management evaluates each REO property on no less than a quarterly basis to assure that the net carrying value of the property on the Company's books is no greater than the fair market value less estimated costs to dispose. When necessary, the property is written down or specific allowances are established to reduce the carrying value.

                                            REO Allowances
                                       Years Ended September 30,
                                      1997       1996       1995
                                      ----       ----       ----
                                           (In thousands)

Beginning balance.................. $1,712     $1,857     $2,008
Provision for (recovery of) losses.   (150)       117         35
Allowance for losses on REO
   acquired........................    ---         21        ---
Charge-offs........................   (984)      (283)      (186)
                                    ------     ------     ------
Ending balance..................... $  578     $1,712     $1,857
                                    ======     ======     ======


       Not included in the preceding table are net gains, (losses) or recoveries on the sale of real estate owned of $124,000, $(39,000) and $180,000 for the years ended September 30, 1997, 1996 and 1995, respectively.
                                       10

     CLASSIFIED ASSETS. Under OTS regulations, problem assets of insured institutions are classified as either "substandard," "doubtful" or "loss." An asset is considered "substandard" if the current net worth and paying capacity of the obligor and/or the value of the collateral pledged are no longer adequate to support the loan. "Substandard" assets are characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition to the classification of assets as "substandard", "doubtful" or "loss", the OTS regulations also require that assets that do not currently expose the Company to a sufficient degree of risk to warrant one of the three foregoing classifications but which do possess credit deficiencies or potential weaknesses deserving management's close attention must be designated "special mention".

     When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish specific allowances for loan losses in an amount considered appropriate by management. See "--Allowance for Loan Losses" below. Additionally, the institution establishes general allowances to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances.

       The following table presents the Company's classified assets at the dates indicated.


                                           September 30,
                                          --------------
                             1997           1996          1995
                             ----           ----          ----
                                      (In thousands)
  Substandard:
    Real Estate Owned...   $ 2,892        $ 3,897       $ 3,483
    Loans (1)...........     9,832          8,150        16,119
                           -------        -------       -------
      Total Substandard.    12,724         12,047        19,602
  Doubtful..............       ---            192           930
  Loss..................       117            174           698
                         ---------      ---------     ---------
                           $12,841        $12,413       $21,230
                           =======        =======       =======

(1)    Includes $6 million letter of credit classified in 1995.

                                 ---------------

     At September 30, 1997, in addition to the Company's classified loans noted above, the Company had five commercial real estate and commercial business loans, aggregating approximately $3.9 million, which were currently performing, where management had obtained information about possible credit problems of the borrowers or had been seriously delinquent in the past and had other characteristics which caused management to question the ability of such borrowers to comply with present loan repayment terms. Subsequent to September 30, 1997, one of these loans which had a net book value prior to allowance of $2.6 million was paid off in full.

ALLOWANCE FOR LOAN LOSSES

     Provisions for loan losses are charged to operations to establish an allowance for loan losses; recognized loan losses (recoveries) are then charged (credited) to the allowance. The Company evaluates the outstanding loan portfolio with respect to the adequacy of the allowance for loan losses at least quarterly.

     Management's policy is to provide for estimated losses on the Company's loan portfolio based on management's evaluation of the probable losses (existing and inherent). Such evaluations are made for all major loans on which full collectibility of interest and/or principal may not be reasonably assured. The factors which the Company considers are the estimated value of the underlying collateral, the management of the borrower, and current operating results, trends and cash flow. In addition to analyzing individual loans, management also analyzes on a regular basis its asset classification and recent loss experience on other loans to help insure that prudent general allowances are maintained on one-to-four family loans, automobile loans and home equity loans. Management periodically evaluates the allowance percentages utilized for general allowance purposes based upon delinquencies, charge-off, underwriting, and other trends.

     The Company segregates the loan portfolio for loan loss purposes into the following broad segments: commercial real estate; residential real estate; commercial business; and consumer loans.

     The Company provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. General loss percentages are calculated based upon historical analyses. A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

     Specific allowances are provided in the event that the specific collateral analysis on each classified loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan loss is debited or credited in order to state the allowance for loan losses to the required level as determined above.

       The following tables set forth an analysis of the Company's allowance for loan losses at the dates indicated.


                                        Years Ended September 30,
                                      1997         1996         1995
                                      ----         ----         ----

                                         (Dollars in thousands)

Balance at beginning of year...     $11,016      $10,083       $9,434
Provision for (recovery of)
    losses.....................         782         (76)          460
Allowance for loan losses
    acquired (1)...............         ---          885          ---
Charge-offs:
    Residential................       (134)        (137)        (109)
    Commercial real estate.....         ---          ---        (145)
    Consumer...................       (125)         (48)        (130)
    Other......................         (3)        (180)          ---
                                    -------    ---------    ---------
       Total charge-offs.......       (262)        (365)        (384)

Recoveries:
    Residential................          44          149          117
    Commercial real estate.....          19           86          270
    Consumer...................          62           79          133
    Other......................          30          175           53
                                    -------     --------    ---------
       Total recoveries........         155          489          573

Balance at end of year.........     $11,691      $11,016      $10,083
                                    =======      =======      =======

Allowance for loan losses to
    total loans................      1.40%         1.44%        1.60%
Allowance for loan losses to
    total non-performing loans.    453.11%       507.25%      286.70%
Allowance for loan losses and
    allowance for REO to total
    non- performing assets.....    224.21%       181.78%      146.32%
Net charge-offs (recoveries) to
    average loans outstanding
    during the period..........      0.01%       (0.02)%      (0.03)%
Classified loans to total net        1.19%        1.11 %        2.78%
    loans


(1) Represents allowance acquired in conjunction with acquisition of Treasure Coast Bank, F.S.B. in 1996.

       The following table presents an allocation of the entire allowance for loan losses among various loan classifications and sets forth the percentage of loans in each category to total loans. The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the analysis indicates future charge-off trends.

                                             September 30,
                                1997              1996             1995
                               ------            ------           -----
                          Amount    %(1)    Amount    %(1)   Amount    %(1)
                                        (Dollars in thousands)
Allowance at end of period
    applicable to:
Residential............  $ 2,141   76.88%  $ 2,077   77.95%  $1,625   78.91%
Commercial real estate.    6,487   11.74     6,088   11.02    6,158   10.07
Consumer ..............    2,068   10.10     1,802   10.01    1,280    9.75
Commercial business....      995    1.28     1,049    1.02    1,020    1.27
                          ------  ------    ------  ------  -------  ------
    Total..............  $11,691  100.00%  $11,016  100.00% $10,083  100.00%
                          ======  ======    ======  ======   ======  ======

------------------
(1) Percent of loans in each category to total loans at the dates indicated.


INVESTMENT ACTIVITIES

     The Company invests primarily in overnight funds, U.S. Government and agency obligations, and Federal Home Loan Bank of Atlanta capital stock. The Company does not invest in derivatives, collateralized mortgage obligations or other hedging instruments.

     The table below summarizes the carrying value and estimated market value of the Company's portfolio of investment securities at the dates indicated.


                                                         September 30,
                                    1997                      1996                     1995
                                   ------                    ------                   -----
                                                                   (In thousands)
                          Carrying       Market       Carrying    Market       Carrying    Market
                            Value         Value        Value       Value        Value      Value

Available for sale:
  U.S. Treasury notes.....     $17,985       $17,985      $23,347     $23,347   $    ---   $    ---
  FHLB notes..............      29,486        29,486       10,031      10,031        ---        ---
  Other securities........          82            82          115         115        ---        ---
                               -------       -------      -------     -------     ------     ------
      Total                    $47,553       $47,553      $33,493     $33,493   $    ---   $   ----
                                ======        ======       ======      ======     ======    =======
Held to maturity:
  U.S. Treasury notes.....    $    ---      $    ---     $    ---    $    ---    $15,028    $14,970
  FHLB notes..............       5,000         4,993       20,000      20,016     10,000     10,159
  Other securities........       ---           ---          ---         ---          158        158
                                ------       -------      -------     -------    -------    -------
      Total...............     $ 5,000       $ 4,993      $20,000     $20,016    $25,186    $25,287
                                ======        ======       ======      ======    =======    =======

FHLB stock................    $  7,595      $  7,595     $  7,158    $  7,158   $  6,064   $  6,064

     On November 15, 1995, the FASB issued Special Report No. 155-B, A GUIDE TO IMPLEMENTATION OF STATEMENT 115 ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, (the "Special Report"). Pursuant to the Special Report, the Company was permitted to conduct a one-time reassessment of the classifications of all securities held at that time. Any reclassifications from the held-to-maturity category made in conjunction with that reassessment would not call into question an enterprise's intent to hold other debt securities to maturity in the future. The Company undertook such a reassessment and, effective December 31, 1995, all investment securities were reclassified as available for sale. On the effective date of the reclassification, the securities transferred had a carrying value of $25.8 million and an estimated fair value of $26.0 million, resulting in a net increase to stockholders' equity for the net unrealized appreciation of $126,000, after deducting applicable income taxes of $76,000.

      The table below presents the contractual maturities and weighted average yields of investment securities at September 30, 1997, excluding FHLB stock:


                            One year           One to             More than
                            or Less          Five Years           Five Years           Total Investment Securities
                       ----------------    -----------------   -----------------       ----------------------------
                             (Dollars in thousands)
                                                                                   Average
                                Weighted             Weighted           Weighted  Remaining                      Weighted
                     Carrying   Average    Carrying  Average   Carrying  Average  Years to   Carrying   Market   Average
                       Value     Yield      Value     Yield      Value    Yield   Maturity    Value      Value    Yield
Treasury notes..    $17,985      5.41%    $   ---      0.00%     $ ---   0.00%       .3      $17,985     $17,985   5.41%
FHLB notes......      4,497      5.94      29,989      6.00        ---   0.00       1.3       34,486      34,479   5.99
Other securities        ---      0.00          82     10.00        ---   0.00       1.6           82          82  10.00



SOURCES OF FUNDS

     DEPOSITS.  The  Company  offers a number  of  different  deposit  accounts, including regular savings, interest-bearing checking or NOW accounts, non-interest checking, money market deposit, term certificate accounts and individual retirement accounts.

     The Company has twenty-two branch offices in addition to its home office in Fort Pierce. The Company's strategy has been to have conveniently located offices in growth markets as one of its main methods of attracting funds. The Company's deposits primarily are obtained from areas surrounding its offices. Certificate accounts in excess of $100,000 are not actively solicited nor are brokers used to obtain deposits.

     The Company had a decline in deposit balances for several years prior to 1993. This was a strategy that the Company used to improve its capital ratios. Much of the decline was accomplished by the closing of less profitable branches. With the Company's improved capital position in the beginning of 1993, it made an effort to stabilize deposits and increase account balances. As part of this strategy, the Company has upgraded a number of branch facilities and moved from leased storefronts to full service free-standing offices.

     Management believes that demand and passbook accounts are less sensitive to changes in interest rates than other types of accounts, such as certificates of deposit. As of September 30, 1997, the Company had 23.34% of its deposits in passbook and demand accounts, 75.67% in certificates of deposit and .99% in official checks. Due to the recent low interest rate environment, the Company has also been pricing its certificates of deposit to encourage lengthening of maturities. When management determines the levels of its deposit rates, consideration is given to local competition, U.S. Treasury securities offerings, and anticipated funding requirements.

     The following table sets forth the distribution of the Company's deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented. Management does not believe that the use of year-end balances instead of average monthly balances produces any material difference in the information presented:

                                                       September 30,
                                1997                       1996                           1995
                      -------------------------  -------------------------     -----------------------          -----
                                       Weighted                    Weighted                    Weighted
                                       Average                     Average                      Average
                                       Nominal                     Nominal                      Nominal
                      Amount Percent    Rate     Amount   Percent   Rate       Amount  Percent    Rate
                      ------ -------   -----     ------   -------   ----       ------  -------    ----
                                                  (Dollars in thousands)
Demand accounts:
  Non-interest
    bearing demand. $ 40,749    4.47%   N/A    $ 33,613     3.95%   N/A      $ 21,001    2.91%     N/A
  NOW accounts.....   52,045    5.71    1.32%    54,806     6.43    1.51%      44,814     6.22     1.57%
  Money market
     accounts.......   43,401   4.76    2.51     42,561     5.00    2.58       36,863     5.11     2.37
                     -------   -----    ----    -------    --- -   ----       -------    -----     ---
    Subtotal.......  136,195   14.94    1.30    130,980    15.38    1.46      102,678    14.24     1.53
Savings accounts:
  Passbook.........   76,540    8.40    1.69     77,305     9.07    1.78       80,720    11.20     1.97
  Certificates of
    deposit........  689,760   75.67    5.47    636,907    74.77    5.37      531,601    73.73     5.60
Official checks....    9,081     .99     N/A      6,661      .78    N/A         5,982      .83      N/A
                    -------- -------    ----    -------   -------   ----     --------  -------     ----
Total deposits..... $911,576  100.00%   4.47%  $851,853   100.00%   4.41%    $720,981   100.00%    4.57%
                    ========  ======    ====   ========   ======    ====     ========   ======     ====

    The following table presents, by various categories, information concerning the amounts and maturities of the Company's time deposits.


                                       September 30,
                               1997           1996          1995
                               ----           ----          ----
                                   (Dollars in thousands)
  0.00 - 3.00%............  $     545     $      307   $      199
  3.01 - 4.00%............         --              1        4,360
  4.01 - 5.00%............     88,472        155,121      100,834
  5.01 - 6.00%............    553,986        378,999      234,126
  6.01 - 7.00%............     46,333        101,780      182,299
  7.01 - 8.00%............        424            603        9,174
  8.01 - 9.00%............        ---              3           61
  Over 9.01%..............        ---            ---          548
  Premiums on deposits
    acquired                       --             93          ---
                             --------       --------     --------
Total Certificate Accounts   $689,760       $636,907     $531,601
                             ========       ========     ========

                                       16

    At September 30, 1997, the Company had certificates of deposit in amounts of $100,000 or more maturing as follows:


                                     Amount
Maturity Period                  (In thousands)
---------------
3 Months or Less.......             $16,131
Over 3 to 6 Months.....              11,687
Over 6 to 12 Months....              14,744
Over 12 Months.........              19,444
                                    -------
Total..................             $62,006
                                    =======

    The following table contains information regarding deposit account activity for the periods shown.


                                      Years Ended September 30,
                                     1997         1996        1995
                                     ----         ----        ----
                                        (Dollars in thousands)
 Net increase (decrease)
    before interest credited.      $ 25,563    $ 30,644    $ 21,118
 Interest credited...........        34,160      30,035      26,033
 Deposits acquired...........           ---      70,193         ---
                                   --------    --------    --------

 Deposit account increase
    (decrease)...............      $ 59,723    $130,872    $ 47,151
                                   ========    ========    ========
 Weighted average cost
    of deposits during the
    year.....................        4.42%       4.44%       4.24%
                                     ====        ====        ====
 Weighted average cost of
    deposits at end of year..        4.47%       4.41%       4.57%
                                     ====        ====        ====


      BORROWINGS. The Company is a member of the Federal Home Loan Bank of Atlanta ("FHLB of Atlanta"). The FHLB of Atlanta offers various fixed rate and variable rate advances to its members. Requests for advances with an original term to maturity of five years or less may be approved for any sound business purpose in which the member is authorized to engage. Requests for advances with original maturity in excess of five years may be approved only for the purpose of enabling that member to provide funds for residential housing finance. The FHLB of Atlanta underwrites each advance request based on factors such as adequacy and stability of capital position, quality and composition of assets, liquidity management, level of borrowings from all sources and other such factors. Pursuant to a collateral agreement with the FHLB, advances are secured by all stock in the FHLB and a blanket floating lien that requires the Company to maintain qualifying first mortgage loans as pledged collateral in an amount equal to, when discounted at 75% of the unpaid principal balances, the advances.

      As of September 30, 1997, the Company had $100 million of outstanding FHLB advances. Of this amount $70 million have remaining maturity dates of thirty-three months or longer. The remaining $30 million of FHLB advances are short-term, with maturity dates of six months or less. The Company has used the short-term FHLB advances as funding for investment securities that are classified as "available for sale." Management expects that the Company's short-term advances will be renewed at similar rates and terms. However, in the event that interest rates rise in the near term, management would have the option of renewing the advances at higher rates or selling the investments and using the proceeds to pay off the short term FHLB advances. This could result in higher borrowing costs or possibly losses on the sale of investment securities.

      As of September 30, 1997, the Company had a total credit limit of $157 million and an availability limit of $57 million with the FHLB of Atlanta.

      In addition to FHLB advances, the Company had $174.4 million of unpledged mortgage-backed securities at September 30, 1997. These unpledged mortgage-backed securities could be used as collateral under reverse repurchase transactions with various security dealers. Such borrowing transactions could provide additional cash and liquidity to the Company in the event of sudden or unforeseen deposit withdrawals.

      The Company recognizes the maturity characteristics of its time deposit portfolio. Management believes that unused FHLB advances and other borrowing sources would provide sufficient funding for potential deposit withdrawals.

      In addition to advances from the FHLB of Atlanta, the Company has also borrowed funds from Northwest Company to fund its Employee Stock Ownership Plan. At September 30, 1997, the Company had $375,000 in that obligation outstanding, which matures in December, 1998. At September 30, 1997, the Company had a $100,000 Note Payable relating to the purchase of land, which matures in January, 1998. From time to time the Company has also entered into sales of securities under agreements to repurchase. At September 30, 1997 no such agreements were outstanding.

      The following table sets forth information regarding the Company's borrowing at and for the periods indicated:

                                               At or for the Year Ended September 30,
                                                      1997        1996       1995
                                                      ----        ----       ----
                                                        (Dollars in thousands)
FHLB Advances:
      Average Balance                               $99,342     $75,096     $58,178
      Maximum balance at any month-end              110,000      95,000      85,000
      Balance at year end                           100,000      95,000      65,000
      Weighted average interest rate during the
              year                                     6.00%       6.12%       6.10%
      Weighted average interest rate at year end       6.00%       6.02%       6.10%
Other Borrowings:
      Average Balance                                  $561        $857      $1,160
      Maximum balance at any month-end                  674         974       1,273
      Balance at year end                               475         674         974
      Weighted average interest rate during the
              year                                     9.48%       9.47%       9.27%
      Weighted average interest rate at year end       7.12%       8.50%       9.00%
Total Borrowings:
      Average Balance                               $99,903     $75,953     $59,338
      Maximum balance at any month-end              110,674      95,974      86,273
      Balance at year end                           100,475      95,674      65,974
      Weighted average interest rate during the
              year                                     6.02%       6.15%       6.16%
      Weighted average interest rate at year end       6.01%       6.04%       6.14%


SUBSIDIARIES

      Federal associations generally may invest up to 2% of their assets in service corporations plus an additional 1% of assets for community purposes. In addition, federal associations such as the Company may invest up to 50% of their regulatory capital in conforming loans to service corporations. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

     The Company has two active subsidiary corporations. Appraisal Analysts, Inc. provides real estate appraisal services to the Company as well as third parties. H. F. Development Company, Inc. serve as repositories of the Company's REO properties held for disposition. See "Business -- Delinquent, Nonperforming and Classified Assets".

      The Company also has inactive subsidiaries, one of which is discussed below:

     CFD, INC. One of the Company's wholly-owned subsidiaries is CFD, Inc. CFD, Inc. is a Florida corporation which, in September 1991, filed a Chapter 7 bankruptcy in the Southern District of Florida. Until filing in the bankruptcy court CFD, Inc. had been engaged in land development and sales of land using land installment sale contracts. CFD, Inc. became a subsidiary of the Company in 1985 as a result of the restructuring of certain nonperforming loans made by the Company to CFD, Inc. and the transfer of CFD, Inc. stock and other assets to the Company as a result of the restructuring of the debt.

     CFD, Inc. began land development operations in Sebring, Florida and Lake Placid, Florida in the early 1960's through a predecessor corporation, Highlands County Title and Guaranty Land Company ("Highlands Guaranty"). At that time it had no business relationship or affiliation with the Company. Between 1983 and 1985, the Company extended loans to CFD, Inc. which aggregated approximately $20 million. The various loans to CFD, Inc. were subsequently consolidated into a single loan and the Company obtained a first mortgage on all the land under development.

     The Company assumed ownership of CFD, Inc. In 1985 as part of a restructuring. CFD, Inc. Filed for bankruptcy in September, 1991. The bankruptcy process is still underway although it is nearing conclusion. All of the assets of CFD, Inc. Have been transferred to the bankruptcy trustee for liquidation. In connection with the bankruptcy proceeding, the Company is both a secured and unsecured creditor of CFD, Inc. During the fiscal year 1996, the Company received a $150,000 distribution from the bankruptcy trustee. The Company believes that it is unlikely that it will recover any significant amounts at the conclusion of the bankruptcy.

     The State of Florida has administratively dissolved CFD, Inc.

COMPETITION

      The Company encounters strong competition both in attracting deposits and in originating real estate and consumer loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations and credit unions in its market area. The Company expects continued strong competition from such financial institutions in the foreseeable future. The Company's market area includes branches of a number of commercial banks that are substantially larger than the Company in terms of statewide deposits. The Company competes for savings by offering depositors a high level of personal service, convenient locations and a competitive interest rate.

      The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies and other savings associations. Lending competition has increased substantially in recent years, as a result of the large number of institutions seeking to benefit from the growth in the Company's market area.

      The Company competes for loans primarily through the interest rates and loan fees it charges, the types of loans it offers, and the efficiency and quality of services it provides borrowers, real estate brokers and builders. Factors that affect competition include general and local economic conditions, current interest rate levels and volatility of the mortgage markets. Based on total assets, as of September 30, 1997, the Company was the largest savings institution headquartered in the six county area served by the Company.

EMPLOYEES

     At September 30, 1997, the Company had a total of 296 full-time employees and 65 part-time employees, none of whom were represented by a collective bargaining unit. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES
-------------------

     The Company conducts its business from its headquarters in Fort Pierce and through 22 branch offices. These offices are located in Brevard, Indian River, Martin, Okeechobee, St. Lucie, and Volusia counties, Florida. The net book value at September 30, 1997 of the Company's offices was $11.2 million. The following table sets forth information regarding the Company's offices.


                                  Year                            Lease
       Location                  Opened      Owned/Leased    Expiration Date
       --------                  ------      ------------    ---------------

ST. LUCIE COUNTY
----------------
MAIN OFFICE                        1934          OWNED
100 SOUTH SECOND STREET
FORT PIERCE, FL 34950

VIRGINIA AVENUE                    1968          OWNED
500 VIRGINIA AVENUE
FORT PIERCE, FL 34950

PSL MAIN                           1975          OWNED
7181 SOUTH U.S. #1
PORT ST. LUCIE, FL 34952

H.F. CENTER                        1981          OWNED
2400 S.E. MIDPORT RD.,
     SUITE 300
PORT ST. LUCIE, FL 34952

LAKEWOOD PARK                      1981          OWNED
5100 TURNPIKE FEEDER RD.
FORT PIERCE, FL 34951

DARWIN SQUARE                      1991          LEASED          11/30/97
3251 S.W. PSL BLVD.
PORT ST. LUCIE, FL 34953

ORANGE BLOSSOM                     1984          OWNED
4156 OKEECHOBEE ROAD
FORT PIERCE, FL 34947

ST. LUCIE WEST                     1993          OWNED
1376 S.W. ST. LUCIE WEST BLVD.
PORT ST. LUCIE, FL 34986

INDIAN RIVER
------------
VERO MAIN                          1978          OWNED
655 21st STREET
VERO BEACH, FL 32960

CAUSEWAY                           1981          OWNED
1700 S.A1A
VERO BEACH, FL 32963

INDIAN RIVER MALL                  1997          OWNED
6080 20TH ST.
VERO BEACH, FL 32966

                                Year                            Lease
      Location                  Opened      Owned/Leased    Expiration Date
      --------                  ------      ------------    ---------------

SEBASTIAN                          1979          OWNED
13397 U.S. HIGHWAY #1
SEBASTIAN, FL 32958

MARTIN COUNTY
-------------
PALM CITY                          1978          LEASED          07/26/05
1251 S.W. 27TH STREET
PALM CITY, FL  34990

EAST OCEAN                         1981          OWNED
1500 E. OCEAN BLVD.
STUART, FL 34996

STUART MAIN                        1996          LEASED          08/15/99
789 S. FEDERAL HWY.
STUART, FL 34994

BREVARD COUNTY
--------------
PALM BAY                           1981          OWNED
5245 BABCOCK ST., N.E.
PALM BAY, FL 32905

INDIALANTIC                        1981          OWNED
305 5th AVENUE
INDIALANTIC, FL 32903

WEST MELBOURNE                     1982          OWNED
2950 W. NEW HAVEN AVENUE
MELBOURNE, FL 32904

VIERA                              1995          OWNED
100 CAPRON TRAIL
MELBOURNE, FL  32940

OKEECHOBEE COUNTY
-----------------
OKEECHOBEE                         1980          OWNED
2801 HIGHWAY #441 SOUTH
OKEECHOBEE, FL 34974

VOLUSIA COUNTY
--------------
NEW SMYRNA BEACH                   1988          LEASED          09/30/99
REGIONAL SHOPPING CENTER
1940 STATE ROAD #44
NEW SMYRNA BEACH, FL 32168

PORT ORANGE                        1983          OWNED
4035 NOVA ROAD
PORT ORANGE, FL 32127

ORMOND BEACH                       1984          OWNED
75 N. NOVA ROAD
ORMOND BEACH, FL 32174


     All leases are anticipated to renew upon their expiration.

     The Company uses a data processing service located in Orlando, Florida for record keeping activities. The data processor specializes in servicing savings associations. The Company has used this company since 1969 with a current contract that expires in 2000. All data processing equipment that is used internally by the Company is owned by the Company. The net book value of such data processing equipment and related software as of September 30, 1997 was $922,000.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

      There are various claims and lawsuits in which the Company is periodically involved incident to the Company's business. In the opinion of management, no material loss is anticipated from any such pending claims or lawsuits. The most significant of these lawsuits is described below.

      ROLO V. GENERAL DEVELOPMENT CORPORATION, ET AL., CASE NO. 90-4420. The Company and certain other entities are defendants in a class action lawsuit which was filed in May, 1991. The plaintiffs in the litigation are purchasers of parcels of developed and undeveloped land from General Development Corporation ("GDC") who allege that GDC, through fraudulent means, induced them to buy land at inflated values. The Company is a defendant in this matter along with a number of other financial institutions, purchasers of loans in the secondary market, broker dealers, an insurance company and numerous other individuals and companies. The involvement of the Company arises from its purchase from GDC of land sales contracts originated by GDC. The Company, along with the other defendants, filed a motion to dismiss the case which was granted. The plaintiffs filed an appeal with the Third Circuit Court of Appeals which remanded the case to the District Court for reconsideration. The District Court entered its order dismissing the case again.

      The plaintiffs filed a motion requesting the District Court to amend the dismissal order to permit the plaintiffs to file another amended complaint. The District Court denied the plaintiff's motion. The plaintiffs appealed that order to the Third Circuit and both sides were directed to submit supplementary briefs. Management believes that the position of the plaintiffs is without merit. Management also believes that a negative outcome to the case, although unlikely, would not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
-------------------------------------------------------------

      On February 10, 1997, the Bank submitted two proposals to its stockholders. Both were necessary to approve the Reorganization by which the Company became a middle tier stock holding company for the Bank. Specifically, the Bank submitted an Agreement and Plan of Reorganization to the stockholders as well as a proposal to amend its federal stock charter to permit the Company to hold 100% of the outstanding shares of the Bank. Both of the proposals were approved by the Bank's stockholders. The Agreement and Plan of Reorganization received 3,845,357 votes in favor, 6,125 votes against and 8,130 abstentions. The amendment of the federal stock charter received 3,845,357 votes in favor,
7.775 votes against and 9,756 abstentions.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------------

      The Company's common stock trades on the NASDAQ National Market under the symbol HARB. The approximate number of shareholders of record and beneficial shareholders of the common stock at December 8, 1997 was 2,445, some of which are street name holders.

      The Company paid $1.35 in cash dividends per share for the twelve months ended in fiscal 1997. Payments were $0.30 in the first quarter and $0.35 in the second through fourth quarters. The Company currently expects that comparable cash dividends will continue to be paid in the future.

      On December 8, 1997 the closing sales price of the Company's common stock was $66.75 per share. The following table sets forth the price range of the high and low closing sales price per share of common stock as reported by the NASDAQ stock market for the four quarters of fiscal year 1997.

                                   FISCAL 1997
                                            Low $                High $
                                            -----                ------
First Quarter.......................        29.50                 36.25
Second Quarter .....................        33.50                 39.00
Third Quarter.......................        35.00                 46.00
Fourth Quarter......................        54.00                59.375


ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

      The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report on pages 2-4 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

      The  information   contained  in  the  section   captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 15 in the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

      The Company's consolidated financial statements listed in Item 14 herein, together with the report thereon by KPMG Peat Marwick LLP, are found in the Annual Report on pages 16 through 47 and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

      Not applicable.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

      The information contained under the sections captioned "Beneficial Ownership of Common Stock" and "Management of the Bank" in the Proxy Statement of Harbor Florida Bancorp, Inc. (the "Proxy Statement") to be filed as Exhibit
99.3 to the Registration Statement on Form S-1 of Harbor Florida Bancshares, Inc. pursuant to General Instruction G.(3) is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

      The information contained under the section captioned "Management of the Bank" in the Proxy Statement to be filed pursuant to General Instruction G.(3) is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

   (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

   Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities" and "Beneficial Ownership" in the Proxy Statement to be filed pursuant to General Instruction G.(3).

   (b)  SECURITY OWNERSHIP OF MANAGEMENT

   Information required by this item is incorporated herein by reference to the section captioned "Beneficial Ownership" in the Proxy Statement to be filed pursuant to General Instruction G.(3).

   (c)  CHANGES IN CONTROL

   Management of the Company knows of no arrangements, including any pledge by any persons of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Registrant.


ITEM 13.  CERTAIN RELATIONS AND RELATED TRANSACTIONS
----------------------------------------------------

      The information required by this item is incorporated herein by reference to the sections captioned "Voting Securities", "Beneficial Ownership of Common Stock" and "Management of the Bank -- Certain Transactions" in the Proxy Statement to be filed pursuant to General Instruction G.(3).


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

   (a)             Documents filed as a part of this Report:

   (1) The Consolidated Financial Statements of the Registrant are attached and are listed below:

                                                       Pages in Annual
                                                           Report
   Independent Auditors' Report                              16
   Consolidated Statements of Financial Condition            17
   Consolidated Statements of Earnings                       18
   Consolidated Statements of Stockholders' Equity           19
   Consolidated Statements of Cash Flows                   20 - 21
   Notes to Consolidated Financial Statements              22 - 47

   (2) The Consolidated Financial Statement Schedules of the Registrant as required to be filed in this Report are either not applicable or are included elsewhere in this Report.

(3) Exhibit Index

      The  exhibits   listed  below  are  included   with  this  Report  or  are
incorporated herein by reference to the identified document previously filed with the Securities and Exchange Commission as set forth parenthetically.

   3(i) Certificate of Incorporation of Registrant (Exhibit 3(a) to Registration Statement on Form S-4 filed December 20, 1996)

   3(ii) Bylaws of Registrant. (Exhibit 3(b) to Registration Statement on Form S-4 filed December 20, 1996)

   10(i) Employment contract with Michael J. Brown, Sr. (Exhibit 10(a) to the Registration Statement on Form S-4 filed December 20,
                   1996)

   10(ii) Recognition and Retention Plan and Trust Agreement (Exhibit 10(d) to the Registration Statement on Form S-4 filed December 20, 1996)

   10(iii) Outside Directors' Recognition and Retention Plan and Trust Agreement (Exhibit 10(e) to the Registration Statement on Form S-4 filed December 20, 1996)

   10(iv) 1994 Incentive Stock Option Plan (Exhibit 10(b) to the Registration Statement on Form S-4 filed December 20, 1996)

   10(v) 1994 Stock Option Plan for Outside Directors (Exhibit 10(c) to the Registration Statement on Form S-4 filed December 20,
                   1996)

   10(vi) Harbor Federal Savings Bank Non-Employee Directors' Retirement Plan (Exhibit 10(vi) to Form 10-Q for the quarter ended June 30, 1997 filed August 11, 1997)

   10(vii) Unfunded Deferred Compensation Plan for Directors (Exhibit 10(vii) to Form 10-Q for the quarter ended June 30, 1997, filed August 11, 1997)

   10(viii) Management Incentive Compensation Plan for fiscal year ending September 30, 1997 (Exhibit 10(xiii) to Form 10-Q for the quarter ended June 30, 1997 filed August 11, 1997)

   21              Subsidiaries of the Registrant

   99 Consolidated Financial Statements of the Registrant (Annual Report to Stockholders for fiscal year September 30, 1996)

(b)   Reports on Form 8-K

      None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HARBOR FLORIDA BANCORP, INC.

                                                     (Registrant)



Dated: December 19, 1997                    By:___________/s/________________
                                            Michael J. Brown, Sr.
                                            President and Chief Executive
                                            Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


________/s/_______________                      December 19, 1997
Michael J. Brown, Sr.
President, Chief Executive
Officer and Director


________/s/_______________                      December 19, 1997
Don W. Bebber
Senior Vice President, Finance

________/s/_______________                      December 19, 1997
Bruce R. Abernethy, Sr., Director


________/s/_______________                      December 19, 1997
Richard K. Davis, Director


________/s/_______________                      December 19, 1997
Edward G. Enns, Director


________/s/_______________                      December 19, 1997
Frank H. Fee, III, Director


________/s/_______________                      December 19, 1997
Richard B. Hellstrom, Director


________/s/_______________                      December 19, 1997
Richard N. Bird, Director