Form 10-Q
period 1997-12-31
HARBOR FLORIDA BANCORP INC
filed 1998-02-12
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  December 31,  1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from _________ to __________


                        Commission file number 000-22817

                           HARBOR FLORIDA BANCORP, INC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               DELAWARE 65-0737675
                  (STATE OR OTHER JURISDICTION (I.R.S. EMPLOYER
              OF INCORPORATION OR ORGANIZATION) IDENTIFICATION NO.)

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES/ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (561) 461-2414
                           --------------------------


         Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         As of January 20, 1998 there were 4,994,612 shares of the Registrant's common stock outstanding.

                           HARBOR FLORIDA BANCORP, INC

                                TABLE OF CONTENTS

Part I.  Financial Information                                            Page

Item 1.           Financial Statements

                  Condensed Consolidated Statements of Financial
                  Condition as of December 31, 1997 and
                  September 30, 1997......................................... 2

                  Condensed Consolidated Statements of Earnings
                  for the Three Months ended December 31, 1997
                  and 1996 ...................................................3

                  Condensed Consolidated Statements of Stockholders'
                  Equity for the Three Months ended December 31,
                  1997 and 1996 ..............................................4

                  Condensed Consolidated Statements of Cash Flows
                  for the Three Months ended December 31, 1997
                  and 1996....................................................5

                  Notes to Condensed Consolidated Financial Statements .......8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................15


Part II. Other Information

Item 1.  Legal Proceedings...................................................20

Item 2.  Changes in Securities...............................................20

Item 3.  Defaults Upon Senior Securities.....................................20

Item 4.  Submission of Matters to a Vote of Security-Holders.................20

Item 5.  Other Information...................................................21

Item 6.  Exhibits and Reports on Form 8-K....................................21

                  Signature Page.............................................23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  HARBOR FLORIDA BANCORP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                      DECEMBER 31, SEPTEMBER 30,
                                                         1997          1997
                                                      -----------   -----------
Assets
  Cash and amounts due from depository
     institutions ..................................  $    19,842   $    16,899
  Interest-bearing deposits in other banks .........        4,003        15,736
  Federal funds sold ...............................          250           250
  Investment securities held to maturity ...........       14,984         5,000
  Investment securities available for sale .........       29,482        47,553
  Mortgage-backed securities held to maturity ......      163,942       176,854
  Loans held for sale ..............................          751           141
  Loans, net .......................................      859,878       834,270
  Accrued interest receivable ......................        6,982         7,033
  Real estate owned ................................        2,529         2,314
  Premises and equipment ...........................       14,491        13,313
  Federal Home Loan Bank stock .....................        7,595         7,595
  Goodwill .........................................        2,989         3,045
  Other assets .....................................        1,224         1,021
                                                      -----------   -----------
    Total ..........................................  $ 1,128,942   $ 1,131,024
                                                      ===========   ===========

Liabilities and Stockholders' Equity
  Deposits .........................................  $   925,667   $   911,576
  Short-term borrowings ............................       20,400        30,100
  Long-term debt ...................................       70,000        70,375
  Advance payments by borrowers for taxes
     and insurance .................................        3,861        15,924
  Income taxes payable .............................        2,751           628
  Other liabilities ................................        5,491         5,619
                                                      -----------   -----------
    Total liabilities ..............................    1,028,170     1,034,222
                                                      -----------   -----------

  Preferred stock ($.01 par value; authorized
     1,000,000 shares; none issued and outstanding)          --            --
  Common stock ($.01 par value; authorized
     13,000,000 shares;issued and outstanding
     4,978,756 shares at December 31, 1997 and
     4,973,428 shares at September 30, 1997) .......           50            50
  Paid-in capital ..................................       27,468        26,876
  Retained earnings, substantially restricted ......       74,505        71,203
  Common stock purchased by:
    Employee stock ownership plan (ESOP) ...........         (300)         (374)
    Recognition and retention plans (RRP) ..........         --            --
    Deferred compensation plan .....................         (946)         (946)
    Unrealized loss on investment securities
     available for sale, net .......................           (5)           (7)
                                                      -----------   -----------
      Total stockholders' equity ...................      100,772        96,802
                                                      -----------   -----------
      Total ........................................  $ 1,128,942   $ 1,131,024
                                                      ===========   ===========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  HARBOR FLORIDA BANCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)

                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                           1997         1996
                                                          --------     --------
Interest income:
  Loans ..............................................    $ 19,116     $ 16,644
  Investment securities ..............................         872          929
  Mortgage-backed securities .........................       2,813        2,466
  Other ..............................................         253          489
                                                          --------     --------
     Total interest income ...........................      23,054       20,528
                                                          --------     --------
Interest expense:
  Deposits ...........................................      10,278        9,441
  Other ..............................................       1,488        1,491
                                                          --------     --------
     Total interest expense ..........................      11,766       10,932
                                                          --------     --------
     Net interest income .............................      11,288        9,596
Provision for (recovery of) loan losses ..............        (188)         125
                                                          --------     --------
     Net interest income after provision for
        (recovery of) loan losses ....................      11,476        9,471
                                                          --------     --------
Other income:
  Other fees and service charges .....................         888          819
  Income (losses) from real estate operations ........        (143)          (2)
  Gain on sale of mortgage loans .....................          20           88
  Other ..............................................         815           89
                                                          --------     --------
     Total other income ..............................       1,580          994
                                                          --------     --------
Other expenses:
  Compensation and employee benefits .................       3,421        2,939
  Occupancy ..........................................       1,045          728
  Professional fees ..................................         138          138
  SAIF deposit insurance premium .....................         144          374
  Other ..............................................       1,369        1,103
                                                          --------     --------
     Total other expense .............................       6,117        5,282
                                                          --------     --------

     Income before income taxes ......................       6,939        5,183
Income tax expense ...................................       2,844        2,082
                                                          --------     --------
     Net income ......................................    $  4,095     $  3,101
                                                          ========     ========

     Net income per share
        Basic ........................................    $   0.83     $   0.64
                                                          ========     ========
        Diluted ......................................    $   0.81     $   0.62
                                                          ========     ========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  HARBOR FLORIDA BANCORP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                       Common
                                                                                        stock     Unreal.
                                                                   Common    Common   purch. by gain(loss)on
                                                                    stock     stock   deferred   securities
                                  Common  Paid-in     Retained    purch. by   purch.    comp.    available
                                  stock   capital     earnings      ESOP     by RRP's   plan    for sale, net    Total
Three months ended
December 31, 1996
Balance at September 30, 1996     $49     $25,339     $ 60,893      $(674)     $(53)     $(673)     $(49)     $  84,832
Net income                         --        --          3,101       --         --        --         --           3,101
Stock options exercised            --          45         --         --         --        --         --              45
 Amortization of award of
     ESOP and RRP's                --         164         --           75        53       --         --             292
Dividends paid                     --        --           (651)      --         --        --         --            (651)
 Change in unrealized gain
     (loss) on securities
     available for sale, net       --        --           --         --         --        --           5              5
 Tax benefit of stock options      --          59         --         --         --        --         --              59
                                  ---     -------     --------      -----      ----      -----      ----      ---------
Balance at December 31, 1996      $49     $25,607     $ 63,343      $(599)     $--       $(673)     $(44)     $  87,683
                                  ---     -------     --------      -----      ----      -----      ----      ---------
Three months ended
December 31, 1997
Balance at September 30, 1997     $50     $26,876     $ 71,203      $(374)     $--       $(946)     $ (7)     $  96,802
Net income                         --        --          4,095       --         --        --         --           4,095
Stock options exercised            --          53         --         --         --        --         --              53
 Amortization of award of
     ESOP and RRP's                --         409         --           74       --        --         --             483
Dividends paid                     --        --           (793)      --         --        --         --            (793)
 Change in unrealized gain
     (loss) on securities
     available for sale, net       --        --           --         --         --        --           2              2
 Tax benefit of stock options      --         130         --         --         --        --         --             130
                                  ---     -------     --------      -----      ----      -----      ----      ---------
Balance at December 31, 1997      $50     $27,468     $ 74,505      $(300)     $--       $(946)     $ (5)     $ 100,772
                                  ===     =======     ========      =====      ====      =====      ====      =========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  HARBOR FLORIDA BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                            THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                             1997        1996
                                                             ----        ----
Cash provided by operating activities:
Net income ...........................................     $ 4,095      $ 3,101
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Amortization of stock benefit plans ..............         483          292
    Tax benefit of stock plans credited to capital ...         130           59
    Originations of loans held for sale ..............      (1,411)      (1,044)
    Proceeds from sale of loans held for sale ........         801        2,435
    Depreciation and amortization ....................         281          273
    Deferred income tax provision (benefit) ..........         (46)       1,915
    Increase in deferred loan fees and costs .........         371          306
    Amortization of deferred loan fees and costs .....        (255)        (224)
    Amortization of goodwill .........................          56           61
    Net accretion of other purchase accounting
      adjustments ....................................          20          (15)
    Loss on sale of real estate owned ................           6           15
    Accretion of discount on purchased loans .........        (340)          (6)
    Decrease in accrued interest receivable ..........          51          194
    Provision for (recovery of) loan losses ..........        (188)         125
    Provision for (recovery of) losses on
      real estate owned ..............................         134          (48)
    (Increase) decrease in other assets ..............        (203)         294
    Increase (decrease)  in income taxes payable .....       2,123         (795)
    Decrease in other liabilities ....................         (82)      (5,820)
                                                           -------      -------

    Net cash provided by operating activities ........       6,026        1,118
                                                           -------      -------

                  HARBOR FLORIDA BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                            THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                             1997        1996
                                                             ----        ----

Cash used by investing activities:
    Net increase in loans ..........................      (25,734)      (20,478)
    Purchase of mortgage-backed securities .........         --          (1,022)
    Proceeds from principal repayments of
     mortgage-backed securities ....................       12,879         7,453
    Proceeds from maturities of investment
     securities held to maturity ...................         --          10,000
    Purchase of investment securities held to
     maturity ......................................       (9,984)         --
    Proceeds from maturities of investment
     securities available for sale .................       28,082        15,509
    Purchase of investment securities available
     for sale ......................................      (10,000)      (20,000)
    Proceeds from sale of real estate owned ........          165           213
    Purchase of premises and equipment .............       (1,479)       (1,036)
    Proceeds from sale of premises and equipment ...           42             1
                                                         --------      --------

        Net cash used by investing activities ......       (6,029)       (9,360)
                                                         --------      --------

Cash provided by financing activities:
    Net increase in deposits .......................       14,091        11,391
    Net change in short-term borrowings ............      (10,000)        5,000
    Repayments of long-term borrowings .............          (75)          (75)
    Decrease in advance payments by borrowers for
     taxes and insurance ...........................      (12,063)      (11,539)
    Stock dividend paid ............................         (793)         (651)
    Common stock options exercised .................           53            45
                                                         --------      --------

        Net cash provided (used) by financing
          activities ...............................       (8,787)        4,171
                                                         --------      --------

        Net decrease in cash and cash equivalents ..       (8,790)       (4,071)

Cash and cash equivalents - beginning of period ....       32,885        48,562
                                                         --------      --------

Cash and cash equivalents - end of period ..........     $ 24,095      $ 44,491
                                                         ========      ========

                  HARBOR FLORIDA BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                                            THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                             1997        1996
                                                             ----        ----
Supplemental disclosures:
    Cash paid for:
    Interest .....................................      $ 11,762       $ 10,922
    Taxes ........................................           638            904
Noncash investing and financing activities:
    Additions to real estate acquired in
      settlement of loans through foreclosure ....           730            207
    Sale of real estate owned financed by
      the Company ................................           210            249
    Change in unrealized gain (loss) on
      securities available for sale ..............             2              9
    Change in deferred taxes related to
      securities available for sale ..............            (1)            (3)


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1).     BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements for Harbor Florida Bancorp, Inc. (the "Company") and its subsidiary Harbor Federal Savings Bank (the "Bank") reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition and the consolidated results of operations and cash flows for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

On June 25, 1997, Harbor Federal Savings Bank (the "Bank") completed its reorganization into the two-tier form of mutual holding company ownership. Pursuant to the reorganization, the Bank is now the wholly owned subsidiary of Harbor Florida Bancorp, Inc. (the "Company"), a Delaware corporation. The Company is the majority owned subsidiary of Harbor Financial, M.H.C. (the "Holding Company"). Pursuant to the reorganization, each share of the Bank's outstanding common stock was automatically converted into one share of the Company's common stock. The reorganization was accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments. The consolidated financial statements for prior periods have been restated to reflect the change in the par value of the Company's common stock from $1.00 to $.01 per share. Certain conditions were imposed upon the Company by the OTS as part of the reorganization, including requirements to obtain a federal charter, provisions related to minority stock issuances, and other regulatory requirements.

The Company conducts no business other than holding the common stock of the Bank. Consequently, its net income is derived from the Bank.

In February, 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. Statement 128 establishes standards for computing and presenting earnings per share ("EPS"), simplifies the standards previously found in APB No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. The Company began disclosing EPS in accordance with Statement 128 for the quarter ended December 31, 1997 with previous periods restated. See Note 2.

In February, 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure ("Statement 129".) Statement 129 is effective for financial statements for periods ending after December 15, 1997 and established standards for disclosing information about an entity's capital structure. Such information has been disclosed in the Company's financial statements and notes thereto at December 31, 1997.

In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 is effective for fiscal years beginning after December 15, 1997. Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 requires all items recognized under accounting standards as components of comprehensive income be reported in a financial statement with equal prominence as other financial statements. Such statement will be presented by the Company beginning with the quarter ended December 31, 1998.

In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 is effective for periods beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments, based on how the enterprise defines such segments. The Company is required to report operating segment information, to the extent such segments are defined, beginning with the year ended September 30, 1999.

2).       NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three months ended December 31, 1997 and 1996. Adjustments have been made, where material, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents. Beginning with the quarter ended December 31, 1997, net income per share has been calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share", with previous periods restated.


                                                           Quarter Ended
                                                            December 31,
                                                        1997            1996
                                                        ----            ----

Net income .....................................    $ 4,094,664     $ 3,100,620
                                                    ===========     ===========

Weighted average common shares outstanding
    Shares outstanding .........................      4,973,025       4,930,820
    Less uncommitted ESOP shares ...............        (29,960)        (59,920)
                                                    -----------     -----------
        Total ..................................      4,943,065       4,870,900
                                                    ===========     ===========

Basic earnings per share .......................    $      0.83     $      0.64
                                                    ===========     ===========


Weighted average common shares outstanding .....      4,943,065       4,870,900
  Additional dilutive shares related to
     stock options .............................        100,318         102,028
                                                    -----------     -----------
  Total weighted average common shares and
     equivalents outstanding for diluted
     earnings per share computation ............      5,043,383       4,972,928
                                                    ===========     ===========
Diluted earnings per share                          $      0.81     $      0.62
                                                    ===========     ===========


Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

3).       INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of December 31, 1997 are as follows:

                                                 Gross       Gross     Estimated
                                     Amortized   unreal.     unreal.     market
                                         cost    gains       losses       value
                                                     (In thousands)
Available for sale:
    Treasury notes ...............    $  9,991    $    1    $   --      $  9,992
    FHLB notes ...................      19,500      --            10      19,490
    Other securities .............        --        --          --          --
                                      --------    ------    --------    --------
                                        29,491         1          10      29,482
                                      --------    ------    --------    --------
Held to maturity:
    FHLB notes ...................      14,984        29        --        15,013
                                      --------    ------    --------    --------

    FHLMC mortgage-backed
        securities ...............      79,438       947        --        80,385
    FNMA mortgage-backed
        securities ...............      84,504     1,301        --        85,805
                                      --------    ------    --------    --------
                                       163,942     2,248        --       166,190
                                      --------    ------    --------    --------
                                      $208,417    $2,278    $     10    $210,685
                                      ========    ======    ========    ========

The amortized cost and estimated market value of investment and mortgage-backed securities as of September 30, 1997 are as follows:

                                                 Gross       Gross     Estimated
                                     Amortized   unreal.     unreal.     market
                                        cost     gains       losses       value

                                                   (In thousands)
Available for sale:
    Treasury notes ...............    $ 17,982    $    3    $   --      $ 17,985
    FHLB notes ...................      29,500      --            14      29,486
    Other securities .............          82      --          --            82
                                      --------    ------    --------    --------
                                        47,564         3          14      47,553
                                      --------    ------    --------    --------
Held to maturity:
    FHLB notes ...................       5,000      --             7       4,993
                                      --------    ------    --------    --------

    FHLMC mortgage-backed
        securities ...............     118,951     1,250        --       120,201
    FNMA mortgage-backed
        securities ...............      57,903       850        --        58,753
                                      --------    ------    --------    --------
                                       176,854     2,100        --       178,954
                                      --------    ------    --------    --------
                                      $229,418    $2,103    $     21    $231,500
                                      ========    ======    ========    ========

The amortized cost and estimated market value of debt securities at December 31, 1997 and September 30, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                        DECEMBER 31, 1997     SEPTEMBER 30, 1997
                                        -----------------     ------------------

                                                  Estimated            Estimated
                                       Amortized    market  Amortized    market
                                          cost      value     cost        value
                                          ----      -----     ----        -----
                                                     (In thousands)
Available for sale:
    Due in one year or less ........   $ 14,491   $ 14,489   $ 22,482   $ 22,482
    Due in one to five years .......     15,000     14,993     25,000     24,989
    Other securities ...............       --         --           82         82
                                       --------   --------   --------   --------
                                         29,491     29,482     47,564     47,553
                                       --------   --------   --------   --------
Held to maturity:
    Due in one year or less ........       --         --         --         --
    Due in one to five years .......     14,984     15,013      5,000      4,993
    Other securities ...............       --         --         --         --
                                       --------   --------   --------   --------
                                         14,984     15,013      5,000      4,993
                                       --------   --------   --------   --------

    FHLMC mortgage-backed securities     79,438     80,385    118,951    120,201
    FNMA mortgage-backed securities      84,504     85,805     57,903     58,753
                                       --------   --------   --------   --------
                                        163,942    166,190    176,854    178,954
                                       --------   --------   --------   --------
                                       $208,417   $210,685   $229,418   $231,500
                                       ========   ========   ========   ========

As of December 31, 1997, the Company had pledged mortgage-backed securities with a market value of $440,000 and a carrying value of $428,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $1,932,000 and a carrying value of $1,880,000 to collateralize Treasury, tax and loan accounts as of December 31, 1997.

4).     LOANS


Loans are summarized below:                          DECEMBER 31,  SEPTEMBER 30,
                                                        1997            1997
                                                        ----            ----
Mortgage loans:                                           (Dollars in thousands)
    Construction 1-4 family ................          $ 48,755          $ 47,800
    Permanent 1-4 family ...................           647,876           629,906
    Multi-family ...........................            11,552            15,326
    Nonresidential .........................            57,141            54,983
    Land ...................................            34,192            33,182
                                                      --------          --------
        Total mortgage loans ...............           799,516           781,197
                                                      --------          --------

Other loans:
    Commercial nonmortgage .................            12,625            11,287
    Home improvement .......................            19,657            20,614
    Manufactured housing ...................            16,755            16,399
    Other consumer .........................            54,555            51,988
                                                      --------          --------
        Total other loans ..................           103,592           100,288
                                                      --------          --------
        Total loans receivable .............           903,108           881,485
                                                      --------          --------

Less:
    Loans in process .......................            28,601            32,078
    Deferred loan fees and discounts .......             3,221             3,446
    Allowance for loan losses ..............            11,408            11,691
                                                      --------          --------
                                                        43,230            47,215
                                                      --------          --------
        Total loans receivable, net ........          $859,878          $834,270
                                                      ========          ========

An analysis of the allowance for loan losses follows:


                                         THREE MONTHS ENDED
                                           DECEMBER 31,
                                       1997             1996
                                       ----             ----
                                           (In thousands)
Beginning balance ...........        $ 11,691         $ 11,016
  Provision for (recovery of)
    loan losses .............            (188)             125
Charge-offs .................            (108)             (23)
Recoveries ..................              13               31
                                     --------         --------
Ending balance ..............        $ 11,408         $ 11,149
                                     ========         ========

At December 31, 1997 and September 30, 1997, loans with unpaid principal balances of approximately $3,235,000 and $2,580,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of December 31, 1997 and September 30, 1997, approximately $2,901,000 and $2,377,000, respectively, of these loans were in the process of foreclosure.

As of December 31, 1997 and September 30, 1997, mortgage loans which had been sold on a recourse basis had outstanding principal balances of approximately $2,991,000 and $3,185,000, respectively.

5).     REAL ESTATE OWNED

Real estate owned includes the following:


                                          DECEMBER 31,   SEPTEMBER 30,
                                             1997             1997
                                             ----             ----
                                                 (In thousands)
Real estate acquired in satisfaction
 of loans ..........................        $ 3,161         $ 2,892
Allowance for losses ...............           (632)           (578)
                                            -------         -------
                                            $ 2,529         $ 2,314
                                            =======         =======

Activity in the allowance for losses on real estate owned is as follows:


                                            THREE MONTHS ENDED
                                               DECEMBER 31,
                                            1997           1996
                                            ----           ----
                                              (In thousands)
Beginning balance .................        $ 578         $ 1,712
 Provision for (reversal of) losses          134             (48)
 Charge-offs .......................          (80)             (7)
                                           -----         -------
Ending balance ....................        $ 632         $ 1,657
                                           =====         =======

Provision for losses on real estate owned is included in income (losses) from real estate operations in the consolidated statements of earnings.

Legal and consulting fees relating to real estate operations and real estate owned are included in professional fees on the consolidated statements of earnings.

6).     STOCK OFFERING

On August 27, 1997, the Company and the Bank announced that the Board of Directors of their mutual holding company, Harbor Financial, M.H.C. (the "Mutual Holding Company") had determined to convert the Mutual Holding Company to a capital stock corporation. The Mutual Holding Company is a federally chartered mutual holding company, and owns 2,654,369 shares, or approximately 53%, of the issued and outstanding shares of common stock of the Company, which in turn owns 100% of the issued and outstanding capital stock of the Bank, a federally chartered savings bank.

Upon the completion of the conversion of the Mutual Holding Company, stockholders of the Company's common stock will receive shares of Harbor Florida Bancshares Inc. ("Bancshares"), a newly formed Delaware corporation, common stock so that they will maintain approximately the same percentage ownership of Bancshares after the conversion as they held in the Company before the conversion. Additional Bancshares common stock will be offered for sale to depositors of the Bank, stockholders of the Company and to the public in a community offering.

The conversion is subject to regulatory approval as well as the approval of the Mutual Holding Company's members and the Company's stockholders. The Mutual Holding Company has filed an application on Form AC with the Office of Thrift Supervision. This application has been approved subject to certain conditions.

The Company has filed a registration statement on Form S-1 with the Securities and Exchange Commission. This registration statement has been declared effective on January 27, 1998. The conversion is expected to be completed in the first quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include The Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could affect actual results include but are not limited to i) change in general market interest rates, ii) general economic conditions, iii) legislative/regulatory changes, iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, v) changes in the quality or composition of the Company's loan and investment portfolios, vi) demand for loan products, vii) deposit flows, viii) competition, ix) demand for financial services in the Company's markets, and x) changes in the accounting principles, policies, and guidelines. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

RESULTS OF OPERATIONS
---------------------

Comparison of quarterly results in this section are between the three months ended December 31, 1997 and December 31, 1996.

GENERAL. Net income for the first fiscal quarter ended December 31, 1997, increased 32.1% to $4.1 million or 81 cents per share (diluted), compared to $3.1 million or 62 cents per share (diluted) for the same period last year. This increase was due primarily to nonrecurring income of $978,000, after tax, recognized on the payoff of a problem commercial real estate loan and on the sale of the Company's ownership interest in its data processing servicer. Beginning December 31, 1997, net income per share has been calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Net income per share for the period ended December 31, 1996 has been restated to conform to this standard.

NET INTEREST INCOME. Net interest income increased to $11.3 million for the quarter ended December 31, 1997, from $9.6 million for the same period last year. This increase was due primarily to an increase in average interest-earning assets to $1.104 billion for the quarter ended December 31, 1997, compared to $1.035 billion for the comparable period in 1996 and $874,000 of interest income recognized on the payoff of the problem commercial real estate loan. The increase in average interest-earning assets was due primarily to the growth in loans. In the quarter ending December 31, 1997, the Company received final payment on a commercial real estate loan. This loan was performing, but had been seriously delinquent in the past and had other characteristics which caused management to be uncertain about the ability of the borrower to comply with the loan repayment terms. Additional interest income was recognized in the amount of $874,000 due to deferred cash interest payments and unearned purchase discount remaining at time of payoff.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, volume and type of lending conducted by the Company, industry standards, the status of past due and non-performing loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. Provision for loan losses was a credit of $188,000 for the quarter ended December 31, 1997, compared to an expense of $125,000 for the comparable period in 1996. The credit to the provision for loan losses for the quarter ended December 31, 1997 was principally comprised of a credit to the provision of $400,000 related to a decrease in the level of classified loans due primarily to the payoff of two commercial real estate loans. This credit was partially offset by a charge to the provision of approximately $200,000 due to loan growth, primarily in the commercial real estate and consumer loan portfolios. The provision for the quarter ended December 31, 1996 was due primarily to an increase in the level of classified loans due mainly to the downgrade of one commercial real estate loan and an increase in residential loan delinquencies. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

OTHER INCOME. Other income increased to $1.6 million for the quarter ended December 31, 1997, from $994,000 for the same period last year due primarily to the $719,000 gain on the sale of the Company's ownership interest in its data processing servicer somewhat offset by an increase of $141,000 in loss from real estate operations. Loss from real estate operations was $143,000 for the quarter ended December 31, 1997, compared to a loss of $2,000 in the comparable period in 1996. The loss for the quarter ended December 31, 1997 was primarily due to a $134,000 provision for losses on real estate owned.

OTHER EXPENSE. Other expenses increased to $6.1 million for the quarter ended December 31, 1997, from $5.3 million for the same period last year due primarily to an increase of $482,000 in compensation and benefits and an increase of $317,000 in occupancy expense. The increase in compensation and benefits is due primarily to additional staff required to support the growth in loans and deposits and an increase in amortization of stock benefit plans due to the increase in the Company's stock price. The increase in occupancy expense is due primarily to an increase in data processing expense.

INCOME TAXES. Income tax expense increased to $2.8 million for the quarter ended December 31, 1997, from $2.1 million for the same period last year. The effective tax rate remained constant at 40% for both the quarters ended December 31, 1997 and 1996.


FINANCIAL CONDITION
-------------------

Total assets decreased to $1.129 billion at December 31, 1997, from $1.131 billion at the fiscal year ended September 30, 1997. The decrease is due primarily to the funding of annual property tax payments from borrowers escrow accounts and the maturity of FHLB advances offsetting the growth in net loans and deposits.

Interest bearing deposits in other banks decreased to $4.0 million at December 31, 1997, from $15.7 million at September 30, 1997. The decrease is due primarily to the funding of annual property tax payments from borrowers escrow accounts.

Investment securities held to maturity increased to $15.0 million at December 31, 1997, from $5.0 million at September 30, 1997. The increase is due to the purchase of $10.0 million FHLB Notes.

Investment securities available for sale decreased to $29.5 million at December 31, 1997, from $47.6 million at September 30, 1997. The decrease is due primarily to the purchase of a $10.0 million FHLB Note offset by the maturity of a $8.0 U.S.Treasury Note and the call prior to maturity of $20.0 million FHLB Notes.

Mortgage-backed securities decreased to $163.9 million at December 31, 1997, from $176.9 million at September 30, 1997. The decrease is due to repayments.

Net loans increased to $859.9 million at December 31, 1997, from $834.3 million at September 30, 1997. The increase is due primarily to loan originations of $78.5 million partially offset by repayments of $54.2 million.

Deposits increased to $925.7 million at December 31, 1997, from $911.6 million at September 30, 1997. The increase is due primarily to a net increase in deposits before interest credited of $5.1 million and interest credited of $9.0 million.

FHLB advances decreased to $90.0 million at December 31, 1997, from $100.0 million at September 30, 1997. The decrease is due to a new short-term fixed rate advance of $10.0 million taken in order to fund the purchase of a $10.0 million FHLB Note offset by the maturity of $20.0 million short-term fixed rate advances taken in order to fund the purchase of $20.0 million FHLB Notes.

Stockholders' equity increased to $100.8 million at December 31, 1997 from $96.8 million at September 30, 1997, due primarily to $4.1 million of earnings for the quarter. At December 31, 1997, the Bank exceeded all regulatory capital requirements as follows:


                            Required              Actual
                                                               Excess of Actual
                                   % of                 %of     over Regulatory
                         Amount   Assets      Amount   Assets    Requirements
                         ------   ------      ------   ------    ------------
                                       (Dollars in thousands)

Tangible Capital        $16,891    1.50%     $86,604    7.69%     $69,713
Core Capital            $33,783    3.00%     $86,604    7.69%     $52,821
Risk-Based Capital      $48,572    8.00%     $94,239   15.52%     $45,667


CASH FLOW
---------

Net cash provided by the Company's operating activities (i.e. cash items affecting net income) was $6.0 million and $1.1 million for the quarters ended December 31, 1997 and 1996, respectively.

Net cash used by the Company's investing activities (i.e. cash receipts primarily from its investment securities, mortgage-backed securities and loan portfolios) was $6.0 million and $9.4 million for the quarters ended December 31, 1997 and 1996, respectively.

Net cash provided (used) by the Company's financing activities (i.e. cash receipts primarily from net increases (decreases) in deposits and net FHLB advances) was $(8.8) million and $4.2 million for the quarters ended December 31, 1997 and 1996, respectively.

MARKET RISK AND ASSET AND LIABILITY MANAGEMENT
----------------------------------------------

During the quarter ended December 31, 1997, long term interest rates declined. Specifically, the ten-year treasury rate decreased by 36 basis points during this period. A decline in long term interest rates of this magnitude could affect the interest rate sensitivity of the Bank. Absent changes in other market factors, management anticipates the Bank's long term mortgage loans will be refinanced at an accelerated pace if interest rates continue to fall. There is no assurance that the Bank will be able to reinvest the proceeds from the additional prepayments in mortgage loans or other assets with comparable risks and yields as those that were prepaid.

A decrease in market interest rates could have the effect of lowering the interest rates paid on the Bank's deposits and borrowings, assuming the Bank is able to retain and attract deposits and obtain borrowings at the lower market rate.

ASSET QUALITY
-------------

Loans 90 days past due are generally placed on non-accrual status. The Company ceases to accrue interest on a loan once it is placed on non-accrual status, and interest accrued but unpaid at the time is charged against interest income. Additionally, any loan where it appears evident that the collection of interest is in doubt is also placed on a non-accrual status. The Company carries real estate owned at the lower of cost or fair value, less cost to dispose. Management regularly reviews assets to determine proper valuation.

The following table sets forth information regarding the Company's non-accrual loans and foreclosed real estate at the dates indicated:


                                                    December 31   September 30,
                                                        1997          1997
                                                        ----          ----
                                                     (Dollars in thousands)
Non-accrual mortgage loans:
  Delinquent less than 90 days                       $     --      $     --
  Delinquent 90 days or more                              2,920         2,416
                                                     ----------    ----------
     Total                                                2,920         2,416
                                                     ----------    ----------

Non-accrual other loans:
  Delinquent less than 90 days                             --            --
  Delinquent 90 days or more                                285           164
                                                     ----------    ----------
     Total                                                  285           164
                                                     ----------    ----------

Total non-accrual loans                                   3,205         2,580

Accruing loans 90 days or more delinquent                    30          --
                                                     ----------    ----------

Total nonperforming loans                                 3,235         2,580

Real estate owned, net of related allowance               2,529         2,314
                                                     ----------    ----------

Total non-performing assets                          $    5,764    $    4,894
                                                     ==========    ==========

Non-performing loans to total net loans                     .38%          .31%

Total non-performing assets to total assets                 .51%          .43%

Allowance for loan losses to total loans                   1.33%         1.40%

Allowance for loan losses to non-performing loans        355.95%       453.11%

Allowance for loan losses to classified loans            125.60%       117.51%

Allowance for losses on real estate owned to total
    real estate owned                                     19.99%        19.99%

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

There are various claims and lawsuits in which The Company and the Bank are periodically involved incident to the business of The Company and the Bank. In the opinion of management, no material loss is anticipated from any such pending claims or lawsuits. The most significant of these lawsuits is described below.

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


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

            None

ITEM 5.     OTHER INFORMATION.

On August 27, 1997, the Company and the Bank announced that the Board of Directors of their mutual holding company, Harbor Financial, M.H.C. (the "Mutual Holding Company") had determined to convert the Mutual Holding Company to a capital stock corporation. The Mutual Holding Company is a federally chartered mutual holding company, and owns 2,654,369 shares, or approximately 53%, of the issued and outstanding shares of common stock of the Company, which in turn owns 100% of the issued and outstanding capital stock of the Bank, a federally chartered savings bank.

Upon the completion of the conversion of the Mutual Holding Company, stockholders of the Company's common stock will receive shares of Harbor Florida Bancshares Inc. ("Bancshares"), a newly formed Delaware corporation, common stock so that they will maintain approximately the same percentage ownership of Bancshares after the conversion as they held in the Company before the conversion. Additional Bancshares common stock will be offered for sale to depositors of the Bank, stockholders of the Company and to the public in a community offering.

The conversion is subject to regulatory approval as well as the approval of the Mutual Holding Company's members and the Company's stockholders. The Mutual Holding Company has filed an application on Form AC with the Office of Thrift Supervision. This application has been approved subject to certain conditions. The Company has filed a registration statement on Form S-1 with the Securities and Exchange Commission. This registration statement has been declared effective on January 27, 1998. The conversion is expected to be completed in the first quarter of 1998.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Exhibits.

The following Exhibits are included with this Report or are incorporated into this Report by reference, as indicated:

            Exhibit
            Number            Description

 10(i) Employment contract with Michael J. Brown, Sr. (Exhibit 10(a) to the Registration Statement on Form S-4 filed December 20, 1996.

 10(ii) Recognition and Retention Plan and Trust Agreement (Exhibit 10(d) to the Registration Statement on Form S-4 filed December 20, 1996.

 10(iii) Outside Directors' Recognition and Retention Plan and Trust Agreement(Exhibit 10(e) to the Registration Statement on Form S-4 filed December 20, 1996.

 10(iv) 1994 Incentive Stock Option Plan (Exhibit 10(b) to the Registration Statement on Form S-4 filed December 20, 1996.

 10(v) 1994 Stock Option Plan for Outside Directors (Exhibit 10(c) to the Registration Statement on Form S-4 filed December 20, 1996.

 10(vi) Harbor Federal Savings Bank Non-Employee Directors' Retirement Plan (Exhibit 10(vi) to Form 10-Q for the quarter ended June 30, 1997 filed August 11, 1997)

 10(vii) Unfunded Deferred Compensation Plan for Directors (Exhibit 10(vii) to Form 10-Q for the quarter ended June 30, 1997 filed August 11, 1997)

 10(viii) Management Incentive Compensation Plan for fiscal year ending September 30, 1998

(b)         Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          HARBOR FLORIDA BANCORP, INC.




Date:    February 11, 1997                          /s/
                                          -----------------------
                                          Michael J. Brown, Sr.
                                          President and Chief Executive Officer



Date:    February 11, 1997                          /s/
                                          ------------------------
                                          Don W. Bebber
                                          Senior Vice President, Finance and
                                          Principal Financial Officer