Form 10-Q
period 1998-03-31
HARBOR FLORIDA BANCORP INC
filed 1998-05-13
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: March 31,  1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from _________ to __________


                        Commission file number 000-22817

                         HARBOR FLORIDA BANCSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               DELAWARE 65-0813766
                  (STATE OR OTHER JURISDICTION (I.R.S. EMPLOYER
              OF INCORPORATION OR ORGANIZATION) IDENTIFICATION NO.)

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES/ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (561) 461-2414
                           --------------------------


         Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         As of April 22, 1998 there were 30,715,005 shares of the Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                TABLE OF CONTENTS

Part I.  Financial Information                                            Page
-------  ---------------------                                            ----

Item 1.           Financial Statements

                  Condensed Consolidated Statements of Financial
                  Condition as of March 31, 1998 and
                  September 30, 1997........................................ 2

                  Condensed Consolidated Statements of Earnings
                  for the Three Months and
                  Six Months ended March 31, 1998 and 1997 ..................3

                  Condensed Consolidated Statements of Stockholders'
                  Equity for the Six Months
                  ended March 31, 1998 and 1997 .............................4

                  Condensed Consolidated Statements of Cash Flows
                  for the Six Months ended March
                  31, 1998 and 1997..........................................5

                  Notes to Condensed Consolidated Financial Statements ......8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................14

Item 3.           Quantitative and Qualitative Disclosures about
                  Market Risk and Asset and Liability Management.....  .....19


Part II. Other Information
--------------------------

Item 1.           Legal Proceedings.........................................19

Item 2.           Changes in Securities and Use of Proceeds.................19

Item 3.           Defaults Upon Senior Securities...........................20

Item 4.           Submission of Matters to a Vote of Security-Holders.......20

Item 5.           Other Information.........................................20

Item 6.           Exhibits and Reports on Form 8-K..........................21

                  Signature Page............................................22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                             (Dollars in thousands)

                                                         MARCH 31,    SEPT.30,
                                                          1998          1997
                                                          ----          ----
Assets
  Cash and amounts due from depository
     institutions ................................   $    20,229    $    16,899
  Interest-bearing deposits in other banks .......       106,691         15,736
  Federal funds sold .............................          --              250
  Investment securities held to maturity .........         9,985          5,000
  Investment securities available for sale .......        64,315         47,553
  Mortgage-backed securities held to maturity ....       156,163        176,854
  Loans held for sale ............................           888            141
  Loans, net .....................................       888,443        834,270
  Accrued interest receivable ....................         7,062          7,033
  Real estate owned ..............................         2,775          2,314
  Premises and equipment .........................        15,287         13,313
  Federal Home Loan Bank stock ...................         8,212          7,595
  Goodwill .......................................         2,933          3,045
  Other assets ...................................         1,330          1,021
                                                     -----------    -----------
    Total ........................................   $ 1,284,313    $ 1,131,024
                                                     ===========    ===========

Liabilities and Stockholders' Equity
  Deposits .......................................   $   920,604    $   911,576
  Short-term borrowings ..........................          --           30,100
  Long-term debt .................................        95,000         70,375
  Advance payments by borrowers for taxes
     and insurance ...............................         8,268         15,924
  Income taxes payable ...........................           239            628
  Other liabilities ..............................         5,596          5,619
                                                     -----------    -----------
    Total liabilities ............................     1,029,707      1,034,222
                                                     -----------    -----------

  Preferred stock ($.10 par value; authorized
     10,000,000 shares; none issued and
     outstanding) ................................          --             --
  Common stock ($.10 par value; authorized
     70,000,000 shares; issued and outstanding
     30,699,152 shares at March 31, 1998 and
     30,522,862 shares at September 30, 1997) ....         3,070          3,052
  Paid-in capital ................................       188,719         23,874
  Retained earnings, substantially restricted ....        77,284         71,203
  Common stock purchased by:
    Employee stock ownership plan (ESOP) .........       (13,494)          (374)
    Deferred compensation plan ...................          (912)          (946)
  Unrealized loss on investment securities
     available for sale, net .....................           (61)            (7)
                                                     -----------    -----------
      Total stockholders' equity .................       254,606         96,802
                                                     -----------    -----------
      Total ......................................   $ 1,284,313    $ 1,131,024
                                                     ===========    ===========

  SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                  (Dollars in thousands except per share data)

                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  MARCH 31,                MARCH 31,
                                                  ---------                ---------
                                              1998       1997        1998         1997
                                              ----       ----        ----         ----
Interest income:
  Loans ................................   $ 18,618    $ 16,918    $ 37,735    $ 33,562
  Investment securities ................        842         851       1,714       1,779
  Mortgage-backed securities ...........      2,663       2,356       5,476       4,822
  Other ................................        650         598         903       1,088
                                           --------    --------    --------    --------
     Total interest income .............     22,773      20,723      45,828      41,251
                                           --------    --------    --------    --------
Interest expense:
  Deposits .............................     10,028       9,560      20,306      19,001
  Other ................................      1,431       1,442       2,920       2,934
                                           --------    --------    --------    --------
     Total interest expense ............     11,459      11,002      23,226      21,935
                                           --------    --------    --------    --------
     Net interest income ...............     11,314       9,721      22,602      19,316
Provision for loan losses ..............        651         126         463         251
                                           --------    --------    --------    --------
     Net interest income after provision
          for loan losses ..............     10,663       9,595      22,139      19,065
                                           --------    --------    --------    --------
Other income:
  Other fees and service charges .......      1,025         871       1,913       1,690
  Income (losses) from real estate
    operations .........................        (63)        (43)       (206)        (45)
  Gain (loss) on sale of mortgage loans          40         (51)         60          37
  Other ................................         83          83         898         172
                                           --------    --------    --------    --------
     Total other income ................      1,085         860       2,665       1,854
                                           --------    --------    --------    --------
Other expenses:
  Compensation and employee benefits ...      3,496       2,956       6,917       5,895
  Occupancy ............................        755         657       1,800       1,385
  Professional fees ....................        142         125         279         262
  SAIF deposit insurance premium .......        144         132         288         507
  Other ................................      1,390       1,236       2,760       2,339
                                           --------    --------    --------    --------
     Total other expense ...............      5,927       5,106      12,044      10,388
                                           --------    --------    --------    --------

     Income before income taxes ........      5,821       5,349      12,760      10,531
Income tax expense .....................      2,432       2,048       5,276       4,130
                                           --------    --------    --------    --------
     Net income ........................   $  3,389    $  3,301    $  7,484    $  6,401
                                           ========    ========    ========    ========

     Net income per share
        Basic ..........................   $   0.11    $   0.11    $   0.25    $   0.21
                                           ========    ========    ========    ========
        Diluted ........................   $   0.11    $   0.11    $   0.24    $   0.21
                                           ========    ========    ========    ========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in thousands)

                                                                                                     Common
                                                                                                      stock     Unreal.
                                                                                  Common    Common   purch.by   gain(loss)on
                                                                                  stock     stock    deferred   securities
                                             Common     Paid-in     Retained     purch.by   purch.     comp.    available
                                              stock     capital     earnings       ESOP     by RRP's   plan     for sale,net  Total
                                              -----     -------     --------       ----     --------   ----     ------------  -----
Six months ended March 31, 1997
Balance at September 30, 1996 ...........    $3,029    $ 22,359    $ 60,893     $   (674)    $(53)    $(673)    $ (49)    $  84,832
Net income ..............................      --          --         6,401         --        --       --        --           6,401
Stock options exercised .................        16         257        --           --        --       --        --             273
Amortization of award of
     ESOP and RRP's .....................      --           358        --            150       53      --        --             561
Tax benefit of RRP's ....................      --           193        --           --        --       --        --             193
Dividends paid ..........................      --          --        (1,437)        --        --       --        --          (1,437)
Change in unrealized gain
     (loss) on securities
     available for sale, net ............      --          --          --           --        --       --        (139)         (139)
Tax benefit of stock options ...........      --            99        --           --        --       --        --              99
                                             ------    --------    --------     --------     ----     -----     -----     ---------
Balance at March 31, 1997 ...............    $3,045    $ 23,266    $ 65,857     $   (524)    $--      $(673)    $(188)    $  90,783
                                             ------    --------    --------     --------     ----     -----     -----     ---------

Six months ended March 31, 1998
Balance at September 30, 1997 ...........    $3,052    $ 23,874    $ 71,203     $   (374)    $--      $(946)    $  (7)    $  96,802
Net income ..............................      --          --         7,484         --        --       --        --           7,484
Reorganization of MHC ...................      --          --           200         --        --       --        --             200
Proceeds of stock offering ..............      --       163,577        --           --        --       --        --         163,577
Issue ESOP shares .......................      --          --          --        (13,269)     --       --        --         (13,269)
Stock options exercised .................        18         287        --           --        --       --        --             305
Amortization of award of
     ESOP ...............................      --           851        --            149      --       --        --           1,000
Dividends paid ..........................      --          --        (1,603)        --        --       --        --          (1,603)
Change in unrealized gain
     (loss) on securities
     available for sale, net ............      --          --          --           --        --       --         (54)          (54)
Tax benefit of stock options ............      --           130        --           --        --       --        --             130
Distribution of stock by
      deferred compensation
      plan ..............................      --          --          --           --        --         80      --              80
Stock issued to deferred
      compensation plan .................      --          --          --           --        --        (46)     --             (46)
                                             ------    --------    --------     --------     ----     -----     -----     ---------
Balance at March 31, 1998 ...............    $3,070    $188,719    $ 77,284     $(13,494)    $--      $(912)    $ (61)    $ 254,606
                                             ======    ========    ========     ========     ====     =====     =====     =========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)
                                                               SIX MONTHS ENDED
                                                                    MARCH 31,
                                                                 1998      1997
                                                                 ----      ----
Cash provided by operating activities:
Net income ................................................  $ 7,484    $ 6,401
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Amortization of stock benefit plans ...................    1,000        561
    Tax benefit of stock plans credited to capital ........      130        292
    Originations of loans held for sale ...................   (4,969)    (1,977)
    Proceeds from sale of loans held for sale .............    4,223      3,741
    Depreciation and amortization .........................      585        546
    Deferred income tax provision (benefit) ...............     (302)     1,836
    Increase in deferred loan fees and costs ..............      819        506
    Amortization of deferred loan fees and costs ..........     (587)      (428)
    Amortization of goodwill ..............................      111        122
    Net accretion of other purchase accounting adjustments        40        (29)
    (Gain) loss on sale of real estate owned ..............        1        (26)
    Accretion of discount on purchased loans ..............     (344)        (9)
    (Increase) decrease in accrued interest receivable ....      (29)        13
    Provision for loan losses .............................      463        251
    Provision for (recovery of) losses on real estate owned      196         (4)
    Increase in other assets ..............................     (309)      (984)
    Increase (decrease) in income taxes payable ...........     (389)       403
    Increase (decrease) in other liabilities ..............      394     (5,641)
                                                             -------    -------

    Net cash provided by operating activities .............    8,517      5,574
                                                              ------     ------

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                              SIX MONTHS ENDED
                                                                  MARCH 31,
                                                               1998      1997
                                                               ----      ----

    Net increase in loans .............................     (55,507)    (36,400)
    Purchase of mortgage-backed securities ............      (9,990)    (15,991)
    Proceeds from principal repayments of mortgage-
     backed securities ................................      30,605      18,912
    Proceeds from maturities of investment securities
      held to maturity ................................       5,000      20,000
    Purchase of investment securities held to maturity       (9,985)    (15,000)
    Proceeds from maturities of investment securities
      available for sale ..............................      43,082      15,520
    Purchase of investment securities available for
     sale .............................................     (59,912)    (29,500)
    Proceeds from sale of real estate owned ...........         289         824
    Purchase of premises and equipment ................      (2,553)     (1,464)
    Proceeds from sale of premises and equipment ......          46          27
    FHLB stock purchase ...............................        (617)       (437)
    Other .............................................        --            59
                                                          ---------    --------

        Net cash used by investing activities .........     (59,542)    (43,450)
                                                          ---------    --------

Cash provided by financing activities:
    Net increase in deposits ..........................       9,228      47,806
    Net change in short-term borrowings ...............     (30,400)      5,000
    Repayments of long-term borrowings ................         (75)       (150)
    Net proceeds from long-term borrowings ............      25,000        --
    Decrease in advance payments by borrowers
     for taxes and insurance ..........................      (7,656)     (7,572)
    Dividends paid ....................................      (1,603)     (1,437)
    Common stock options exercised ....................         304         272
    Purchase of common stock by deferred
      compensation plan ...............................         (46)       --
    Net proceeds from issuance of common stock ........     150,308        --
                                                          ---------    --------


        Net cash provided by financing activities .....     145,060      43,919
                                                          ---------    --------

        Net increase in cash and cash equivalents .....      94,035       6,043

Cash and cash equivalents - beginning of period .......      32,885      48,562
                                                          ---------    --------

Cash and cash equivalents - end of period .............   $ 126,920    $ 54,605
                                                           ========     =======

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)
                                                             SIX MONTHS ENDED
                                                                   MARCH 31,
                                                             1998         1997
                                                             ----         ----
Supplemental disclosures:
    Cash paid for:
    Interest ...........................................   $ 23,215    $ 21,912
    Taxes ..............................................      5,838       1,599
Noncash investing and financing activities:
    Additions to real estate acquired in settlement
       of loans through foreclosure ....................      1,234       1,232
    Sale of real estate owned financed by the Company ..        287         505
    Change in unrealized gain (loss) on securities
       available for sale ..............................        (88)       (223)
    Change in deferred taxes related to securities
       available for sale ..............................         34          84
    Issuance of ESOP common stock ......................     13,269        --
    Reorganization of Harbor Financial, MHC ............        200        --
    Distribution of deferred compensation plan .........         80        --


    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1).     BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements for Harbor Florida Bancshares, Inc. (the "Company") and its subsidiary Harbor Federal Savings Bank (the "Bank") reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition and the consolidated results of operations and cash flows for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

On March 18, 1998, the Company completed its reorganization and stock offering in connection with the conversion of Harbor Financial, M.H.C. The Company sold 16,586,752 shares of common stock for $10.00 per share in a Subscription Offering (the "Offering"). Cash proceeds after costs and funding of the ESOP was approximately $150 million. The Company also issued 14,112,400 exchange shares (exchange ratio of 6.0094 to 1) to existing Harbor Florida Bancorp, Inc. public stockholders (the "Exchange"). Total number of shares of common stock outstanding following the Offering and Exchange was 30,699,152. The reorganization was accounted for in a manner similar to a pooling of interest and did not result in any significant accounting adjustments. As a result of the reorganization, the consolidated financial statements for prior periods have been restated to reflect the changes in the par value of the Company's stock from $.01 to $.10 per share and in the number of authorized shares of common stock from 13,000,000 to 70,000,000.

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

In February, 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure ("Statement 129".) Statement 129 is effective for financial statements for periods ending after December 15, 1997 and established standards for disclosing information about an entity's capital structure. Such information has been disclosed in the Company's financial statements and notes thereto at March 31, 1998.

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

2).       NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three months ended March 31, 1998 and 1997. Adjustments have been made, where material, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents. Beginning with the quarter ended December 31, 1997, net income per share has been calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share", with previous periods restated.


                                                          Quarter Ended
                                                            March 31,
                                                            ---------
                                                        1998            1997
                                                        ----            ----

Net income .....................................   $  3,388,936    $  3,300,721
                                                   ============    ============

Weighted average common shares outstanding
    Shares outstanding .........................     30,678,683      30,424,227
    Less weighted average uncommitted ESOP
      shares ...................................       (370,950)       (344,507)
                                                   ------------    ------------
        Total ..................................     30,307,733      30,079,720
                                                   ============    ============

Basic earnings per share .......................   $       0.11    $       0.11
                                                   ============    ============


Weighted average common shares outstanding .....     30,307,733      30,079,720
  Additional dilutive shares related to stock
     options ...................................        481,388         569,912
                                                   ------------    ------------
  Total weighted average common shares and
     equivalents outstanding for diluted
     earnings per share computation ............     30,789,121      30,649,632
                                                   ============    ============
Diluted earnings per share                         $       0.11    $       0.11
                                                   ============    ============


Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

3).       INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of March 31, 1998 are as follows:

                                                 Gross      Gross     Estimated
                                      Amortized  unreal.    unreal.     market
                                        cost     gains      losses       value
                                                  (In thousands)
Available for sale:
    Treasury notes ...............    $   --      $ --      $   --      $   --
    FHLB notes ...................      44,500      --            52      44,448
    FNMA notes ...................      19,914      --            47      19,867
                                      --------    ------    --------    --------
                                        64,414      --            99      64,315
                                      --------    ------    --------    --------
Held to maturity:
    FHLB notes ...................       9,985        34        --        10,019
                                      --------    ------    --------    --------

    FHLMC mortgage-backed
        securities ...............      68,145     1,910        --        70,055
    FNMA mortgage-backed
        securities ...............      88,018       170        --        88,188
                                      --------    ------    --------    --------
                                       156,163     2,080        --       158,243
                                      --------    ------    --------    --------
                                      $230,562    $2,114    $     99    $232,577
                                      ========    ======    ========    ========

The amortized cost and estimated market value of investment and mortgage-backed securities as of September 30, 1997 are as follows:

                                                 Gross      Gross     Estimated
                                      Amortized  unreal.    unreal.     market
                                        cost     gains      losses       value
                                                  (In thousands)
Available for sale:
    Treasury notes ...............    $ 17,982    $    3    $   --      $ 17,985
    FHLB notes ...................      29,500      --            14      29,486
    Other securities .............          82      --          --            82
                                      --------    ------    --------    --------
                                        47,564         3          14      47,553
                                      --------    ------    --------    --------
Held to maturity:
    FHLB notes ...................       5,000      --             7       4,993
                                      --------    ------    --------    --------

    FHLMC mortgage-backed
        securities ...............      87,840       999        --        88,839
    FNMA mortgage-backed
        securities ...............      89,014     1,101        --        90,115
                                      --------    ------    --------    --------
                                       176,854     2,100        --       178,954
                                      --------    ------    --------    --------
                                      $229,418    $2,103    $     21    $231,500
                                      ========    ======    ========    ========

The amortized cost and estimated market value of debt securities at March 31, 1998 and September 30, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                         MARCH 31, 1998       SEPTEMBER 30, 1997
                                         --------------       ------------------
                                                  Estimated            Estimated
                                       Amortized   market   Amortized    market
                                          cost      value      cost       value
                                                    (In thousands)
Available for sale:
    Due in one year or less ........   $  4,500   $  4,497   $ 22,482   $ 22,482
    Due in one to five years .......     59,914     59,818     25,000     24,989
    Other securities ...............       --         --           82         82
                                       --------   --------   --------   --------
                                         64,414     64,315     47,564     47,553
                                       --------   --------   --------   --------
Held to maturity:
    Due in one year or less ........       --         --         --         --
    Due in one to five years .......      9,985     10,019      5,000      4,993
    Other securities ...............       --         --         --         --
                                       --------   --------   --------   --------
                                          9,985     10,019      5,000      4,993
                                       --------   --------   --------   --------

    FHLMC mortgage-backed securities     68,145     70,055    118,951    120,201
    FNMA mortgage-backed securities      88,018     88,188     57,903     58,753
                                       --------   --------   --------   --------
                                        156,163    158,243    176,854    178,954
                                       --------   --------   --------   --------
                                       $230,562   $232,577   $229,418   $231,500
                                       ========   ========   ========   ========

As of March 31, 1998, the Company had pledged mortgage-backed securities with a market value of $420,000 and a carrying value of $409,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $1,828,000 and a carrying value of $1,776,000 to collateralize Treasury, tax and loan accounts as of March 31, 1998.

4).     LOANS


Loans are summarized below:                               MARCH 31,     SEPT.30,
                                                            1998          1997
                                                            ----          ----
Mortgage loans:                                           (Dollars in thousands)
    Construction 1-4 family ......................       $ 51,513       $ 47,800
    Permanent 1-4 family .........................        671,056        629,906
    Multi-family .................................         11,794         15,326
    Nonresidential ...............................         62,761         54,983
    Land .........................................         31,135         33,182
                                                         --------       --------
        Total mortgage loans .....................        828,259        781,197
                                                         --------       --------
Other loans:
    Commercial nonmortgage .......................         14,208         11,287
    Home improvement .............................         19,457         20,614
    Manufactured housing .........................         16,448         16,399
    Other consumer ...............................         56,038         51,988
                                                         --------       --------
        Total other loans ........................        106,151        100,288
                                                         --------       --------
        Total loans receivable ...................        934,410        881,485
                                                         --------       --------
Less:
    Loans in process .............................         30,685         32,078
    Deferred loan fees and discounts .............          3,312          3,446
    Allowance for loan losses ....................         11,970         11,691
                                                         --------       --------
                                                           45,967         47,215
                                                         --------       --------
        Total loans receivable, net ..............       $888,443       $834,270
                                                         ========       ========

An analysis of the allowance for loan losses follows:


                                       THREE MONTHS             SIX MONTHS
                                          ENDED                    ENDED
                                        MARCH 31,                MARCH 31,
                                        ---------                ---------
                                     1998        1997        1998        1997
                                     ----        ----        ----        ----
                                                   (In thousands)
Beginning balance ..............   $ 11,408    $ 11,149    $ 11,691    $ 11,016
Provision for loan losses ......        651         126         463         251
Charge-offs ....................       (178)        (49)       (286)        (72)
Recoveries .....................         89          54         102          85
                                   --------    --------    --------    --------
Ending balance .................   $ 11,970    $ 11,280    $ 11,970    $ 11,280
                                   ========    ========    ========    ========

At March 31, 1998 and September 30, 1997, loans with unpaid principal balances of approximately $3,240,000 and $2,580,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of March 31, 1998 and September 30, 1997, approximately $3,017,000 and $2,377,000, respectively, of these loans were in the process of foreclosure.

As of March 31, 1998 and September 30, 1997, mortgage loans which had been sold on a recourse basis had outstanding principal balances of approximately $2,694,000 and $3,185,000, respectively.

5).     REAL ESTATE OWNED

Real estate owned includes the following:


                                                        MARCH 31,      SEPT.30,
                                                          1998           1997
                                                          ----           ----
                                                             (In thousands)
Real estate acquired in satisfaction
     of loans ....................................       $ 3,469        $ 2,892
Allowance for losses .............................          (694)          (578)
                                                         -------        -------
                                                         $ 2,775        $ 2,314
                                                         =======        =======

Activity in the allowance for losses on real estate owned is as follows:


                                             THREE MONTHS ENDED SIX MONTHS ENDED
                                                 MARCH 31,         MARCH 31,
                                                ---------          ---------
                                             1998     1997      1998       1997
                                             ----     ----      ----       ----
                                                      (In thousands)
Beginning balance                             $632    $1,657    $ 578    $1,712
 Provision for (reversal of) losses ......      62       44       196        (4)
Charge-offs ..............................     --      (938)      (80)     (945)
                                              ----    -----     -----     -----
Ending balance ...........................    $694    $ 763     $ 694     $ 763
                                              ====    =====     =====     =====

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include The Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could affect actual results include but are not limited to i) change in general market interest rates, ii) general economic conditions, iii) legislative/regulatory changes, iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, v) changes in the quality or composition of the Company's loan and investment portfolios, vi) demand for loan products, vii) deposit flows, viii) competition, and ix) demand for financial services in the Company's markets. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

RESULTS OF OPERATIONS

Comparison of quarterly results in this section are between the three months ended March 31, 1998 and March 31, 1997. Comparison of fiscal year to date results are between the six month periods then ended.

GENERAL. Net income for the second fiscal quarter ended March 31, 1998, increased 2.7% to $3.4 million or 11 cents per diluted share, compared to $3.3 million or 11 cents per diluted share for the same period last year. Net interest income for the quarter ending March 31, 1998, increased 16.4% from the same period last year but was offset by increases to the provision for loan losses and operating expenses. Net income for the first half of fiscal year 1998 increased 16.9% to $7.5 million or 24 cents per diluted share, compared to $6.4 million or 21 cents per diluted share for the same period last year. This increase was due primarily to nonrecurring income of $978,000, after tax, recognized on the payoff of a problem commercial real estate loan and on the sale of the Company's ownership interest in its data processing servicer. Beginning December 31, 1997, net income per share has been calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Net income per share for the three and six month periods ended March 31, 1997 has been restated to conform to this standard.

NET INTEREST INCOME. Net interest income increased 16.4% to $11.3 million for the quarter ended March 31, 1998, from $9.7 million for the same period last year. For the six months ended March 31, 1998, net interest income increased 17.0% to $22.6 million compared to $19.3 million for the same period last year. This increase was due primarily to an increase in average interest-earning assets to $1.125 billion for the six months ended March 31, 1998, compared to $1.043 billion for the comparable period in 1997 and $874,000 of interest income recognized on the payoff of the problem commercial real estate loan. The increase in average interest-earning assets was due primarily to the growth in loans. In the quarter ending December 31, 1997, the Company received final payment on a commercial real estate loan. This loan was performing, but had been seriously delinquent in the past and had other characteristics which caused management to be uncertain about the ability of the borrower to comply with the loan repayment terms. Additional interest income was recognized in the amount of $874,000 due to deferred cash interest payments and unearned purchase discount remaining at time of payoff.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, volume and type of lending conducted by the Company, industry standards, the status of past due and non-performing loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The provision for loan losses was $651,000 for the quarter ended March 31, 1998, compared to $126,000 for the comparable period in 1997. For the six months ended March 31, 1998, the provision for loan losses was $463,000 compared to $251,000 for the comparable period in 1997. The provision for loan losses for the six months ended March 31, 1998 was principally comprised of a credit to the provision of $121,000 related to a decrease in the level of classified loans, a charge of $467,000 due to loan growth, primarily in the commercial real estate and residential loan portfolios, and a charge of $117,000 for net charge offs. The provision for the six months ended March 31, 1997 was due primarily to loan growth in the residential and consumer loan portfolios. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

OTHER INCOME. Other income increased to $1.1 million for the quarter ended March 31, 1998, from $860,000 for the same period last year. Other income increased to $2.7 million for the six months ended March 31, 1998, from $1.9 million for the comparable period in 1997 due primarily to the $719,000 gain on the sale of the Company's ownership interest in its data processing servicer, an increase of $223,000 in other fees and service charges partially offset by an increase of $161,000 in loss from real estate operations. Other fees and service charges, primarily from fees and service charges on deposit products, was $1.9 million and $1.7 million for the six months ended March 31, 1998 and 1997, respectively. Loss from real estate operations was $206,000 for the six months ended March 31, 1998, compared to a loss of $45,000 in the comparable period in 1997. The loss for the six months ended March 31, 1998 was due primarily to a $196,000 provision for losses on real estate owned.

OTHER EXPENSE. Other expense increased to $5.9 million for the quarter ended March 31, 1998, from $5.1 million for the same period last year. For the six months ended March 31, 1998, other expense was $12.0 million compared to $10.4 million in the comparable period in 1997. The change for the six month period ended March 31, 1998 was due primarily to an increase of $1.0 million in compensation and benefits, an increase of $415,000 in occupancy expense, an increase of $422,000 in other expense partially offset by a decrease of $219,000 in SAIF deposit insurance premiums. The increase in compensation and benefits is due primarily to additional staff required to support the growth in loans and deposits and an increase of $493,000 in noncash expense of stock benefit plans due to the increase in the Company's stock price. The increase in occupancy expense is due primarily to an increase in data processing equipment expense. The increase in other expense is due primarily to $64,000 Delaware franchise tax, $38,000 loss on sale of other repossessed assets and other increases resulting from the growth in loans and deposits. The decrease in SAIF deposit insurance premiums is due to lower assessment rates resulting from The Deposit Insurance Act of 1996.

INCOME TAXES. Income tax expense increased to $2.4 million for the quarter ended March 31, 1998, from $2.0 million for the same period last year. For the six months ended March 31, 1998, income tax expense was $5.3 million compared to $4.1 million for the comparable period in 1997. The effective tax rates were 41% and 39% for the six months ended March 31, 1998 and 1997, respectively. The increase in the effective tax rate for the six months ended March 31, 1998 is due primarily to the difference between the financial and the tax treatment of the increase in the noncash expense of stock benefit plans.

FINANCIAL CONDITION

Total assets increased to $1.284 billion at March 31, 1998, from $1.131 billion at the fiscal year ended September 30, 1997. The increase is due primarily to the $150.3 million in net cash proceeds received from the stock offering completed on March 18, 1998.

Interest bearing deposits in other banks increased to $106.7 million at March 31, 1998, from $15.7 million at September 30, 1997. The increase is due primarily to an increase in funds on deposit at the FHLB.

Investment securities held to maturity increased to $10.0 million at March 31, 1998, from $5.0 million at September 30, 1997. The increase is due to the purchase of a $10.0 million FHLB Note partially offset by the call prior to maturity of a $5 million FHLB Note.

Investment securities available for sale increased to $64.3 million at March 31, 1998, from $47.6 million at September 30, 1997. The increase is due primarily to the purchase of $60.0 million FHLB Notes offset by the maturity of $18.0 U.S.Treasury Notes and the call prior to maturity of $25.0 million FHLB Notes.

Mortgage-backed securities decreased to $156.2 million at March 31, 1998, from $176.9 million at September 30, 1997. The decrease is due primarily to the purchase of $10.0 million of seven-year balloon securities offset by $30.6 million of repayments.

Net loans increased to $888.4 million at March 31, 1998, from $834.3 million at September 30, 1997. The increase is due primarily to loan originations of $174.6 million partially offset by repayments of $114.8 million.

Deposits increased to $920.6 million at March 31, 1998, from $911.6 million at September 30, 1997. The increase is due primarily to a net decrease in deposits before interest credited of $8.7 million and interest credited of $17.7 million.

FHLB advances decreased to $95.0 million at March 31, 1998, from $100.0 million at September 30, 1997. The decrease is due to a new long-term fixed rate advance of $25.0 million offset by the maturity of $30.0 million short-term fixed rate advances.

Stockholders' equity increased to $254.6 million at March 31, 1998 from $96.8 million at September 30, 1997, due primarily to the $150.3 million in net cash proceeds received from the stock offering and $7.5 million of earnings for the six months ended March 31, 1998. At March 31, 1998, the Bank exceeded all regulatory capital requirements as follows:


                            Required            Actual       Excess of Actual
                                   % of               % of    over Regulatory
                          Amount  Assets    Amount   Assets     Requirements
                          ------  ------    ------   ------     ------------
                                       (Dollars in thousands)

Tangible Capital         $19,222   1.50%   $175,266    13.68%      $156,044
Core Capital             $51,258   4.00%   $175,266    13.68%      $124,008
Risk-Based Capital       $52,645   8.00%   $183,537    27.89%      $130,892

CASH FLOW

Net cash provided by the Company's operating activities (i.e. cash items affecting net income) was $8.4 million and $5.6 million for the six months ended March 31, 1998 and 1997, respectively.

Net cash used by the Company's investing activities (i.e. cash receipts primarily from its investment securities, mortgage-backed securities and loan portfolios) was $59.5 million and $43.5 million for the six months ended March 31, 1998 and 1997, respectively.

Net cash provided by the Company's financing activities (i.e. cash receipts primarily from net increases (decreases) in deposits and net FHLB advances) was $145.1 million and $43.9 million for the six months ended March 31, 1998 and 1997, respectively. The quarter ended March 31, 1998 includes $150.3 million of net proceeds from issuance of common stock.

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

The following table sets forth information regarding the Company's non-accrual loans and foreclosed real estate at the dates indicated:


                                                           March 31   Sept. 30,
                                                            1998         1997
                                                            ----         ----
                                                          (Dollars in thousands)
Non-accrual mortgage loans:
  Delinquent less than 90 days ...........................   $ --       $ --
  Delinquent 90 days or more .............................    2,971      2,416
                                                             ------     ------
     Total ...............................................    2,971      2,416
                                                             ------     ------

Non-accrual other loans:
  Delinquent less than 90 days ...........................     --         --
  Delinquent 90 days or more .............................      269        164
                                                             ------     ------
     Total ...............................................      269        164
                                                             ------     ------

Total non-accrual loans ..................................    3,240      2,580

Accruing loans 90 days or more delinquent ................     --         --
                                                             ------     ------
Total nonperforming loans ................................    3,240      2,580

Real estate owned, net of related allowance ..............    2,775      2,314
                                                             ------     ------

Total non-performing assets ..............................   $6,015     $4,894
                                                             ======     ======

Non-performing loans to total net loans ..................      .36%       .31%

Total non-performing assets to total assets ..............      .47%       .43%

Allowance for loan losses to total loans .................     1.35%      1.40%

Allowance for loan losses to non-performing loans ........   369.39%    453.11%

Allowance for loan losses to classified loans ............   115.80%    117.51%

Allowance for losses on real estate owned to total
   real estate owned......................................    20.01%     19.99%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND ASSET AND LIABILITY MANAGEMENT.

MARKET RISK AND ASSET AND LIABILITY MANAGEMENT

During the quarter ended March 31, 1998, long term interest rates declined. Specifically, the ten-year treasury rate decreased by approximately 9 basis points during this period. A decline in long term interest rates could affect the interest rate sensitivity of the Bank. Absent changes in other market factors, management anticipates the Bank's long term mortgage loans will be refinanced at an accelerated pace if interest rates continue to fall. There is no assurance that the Bank will be able to reinvest the proceeds from the additional prepayments in mortgage loans or other assets with comparable risks and yields as those that were prepaid.

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


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

A Special Meeting of Stockholders of Harbor Florida Bancorp, Inc. was held March 2, 1998 for the purpose of considering and voting upon the following matters:

            1. To approve and adopt the Plan of Conversion and Agreement and Plan of Reorganization.

            2. To consider and vote upon a proposal to adopt a federal stock charter for Harbor Florida Bancorp, Inc. in order to facilitate the consummation of the Plan.

            3. The approval of the adjournment of the Special Meeting, if necessary, to permit solicitation of proxies in the event there are not sufficient votes at the time of the Special Meeting to approve the Plan.

The  following  table sets forth the results as to each matter voted upon:


                                                                %        BROKER
  PROPOSAL            FOR          AGAINST       ABSTAIN    APPROVED   NON-VOTES
  --------            ---          -------       -------    --------   ---------

No. 1              3,614,576         4,000         1,700        73%        --
No. 2              3,615,576         3,000         1,700        73%        --
No. 3              3,594,198        27,730         3,300        72%        --


ITEM 5.     OTHER INFORMATION.

On March 18, 1998, the Company completed its reorganization and stock offering in connection with the conversion of Harbor Financial, M.H.C. The Company sold 16,586,752 shares of common stock for $10.00 per share in a Subscription Offering (the "Offering"). Cash proceeds after costs and funding of the ESOP was approximately $150 million. The Company also issued 14,112,400 exchange shares (exchange ratio of 6.0094 to 1) to existing Harbor Florida Bancorp, Inc. public stockholders (the "Exchange"). Total number of shares of common stock outstanding following the Offering and Exchange was 30,699,152.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Exhibits.

The following Exhibits are included with this Report or are incorporated into this Report by reference, as indicated:

     Exhibit
     Number            Description

      3(i) Certificate of Incorporation of Registrant (Exhibit 3.3 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-37275 filed November 10, 1997.

      3(ii) Bylaws of Registrant (Exhibit 3.4 to Pre-Effective Amendment No. 1 to the Registration Statement on Forms S-1, No. 333-37275, filed November 10, 1997.

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

     10(viii) Management Incentive Compensation Plan for fiscal year ending September 30, 1998 (Exhibit 10(viii) to Form 10Q for the quarter ended December 31, 1997 filed February 11, 1998)

(b)         Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           HARBOR FLORIDA BANCSHARES, INC.



Date:    May 8, 1998                                      /s/
                                           ----------------------------
                                           Michael J. Brown, Sr.
                                           President and Chief Executive Officer



Date:    May 8, 1998                                      /s/
                                           ----------------------------
                                           Don W. Bebber
                                           Senior Vice President, Finance and
                                           Principal Financial Officer