Form 10-Q
period 1998-06-30
HARBOR FLORIDA BANCORP INC
filed 1998-08-11
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: June 30,  1998
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


         Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         As of July 31, 1998 there were 30,909,830 shares of the Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                TABLE OF CONTENTS

Part I.  Financial Information                                              Page

Item 1.           Financial Statements

                  Condensed Consolidated Statements of Financial
                  Condition as of June 30, 1998 and
                  September 30, 1997 (Unaudited)..............................2

                  Condensed Consolidated Statements of Earnings
                  for the Three Months and Nine Months ended
                  June 30, 1998 and 1997 (Unaudited)..........................3

                  Condensed Consolidated Statements of Stockholders'
                  Equity for the Nine Months ended June 30, 1998
                  and 1997 (Unaudited)........................................4

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine Months ended June 30, 1998 and
                  1997 (Unaudited)............................................5

                  Notes to Condensed Consolidated Financial
                  Statements (Unaudited)......................................8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................15

Item 3.           Quantitative and Qualitative Disclosures about
                  Market Risk and Asset and Liability Management.............19


Part II. Other Information

Item 1.           Legal Proceedings..........................................19

Item 2.           Changes in Securities and Use of Proceeds..................19

Item 3.           Defaults Upon Senior Securities............................19

Item 4.           Submission of Matters to a Vote of Security-Holders........20

Item 5.           Other Information..........................................20

Item 6.           Exhibits and Reports on Form 8-K...........................20

                  Signature Page.............................................22

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                             (Dollars in thousands)

                                                  JUNE 30,        SEPTEMBER 30,
                                                    1998              1997
                                                   -----              ----
Assets
  Cash and amounts due from depository
     institutions..............................$   26,441        $    16,899
  Interest-bearing deposits in other banks.....    20,383             15,736
  Federal funds sold...........................    20,000                250
  Investment securities held to maturity.......    29,987              5,000
  Investment securities available for sale.....    74,392             47,553
  Mortgage-backed securities held to maturity..   193,704            176,854
  Loans held for sale..........................       707                141
  Loans, net...................................   915,378            834,270
  Accrued interest receivable..................     8,235              7,033
  Real estate owned............................     2,349              2,314
  Premises and equipment.......................    15,529             13,313
  Federal Home Loan Bank stock.................     8,212              7,595
  Goodwill.....................................     2,878              3,045
  Other assets.................................       597              1,021
                                                ---------          ---------
    Total .................................... $1,318,792         $1,131,024
                                                =========          =========

Liabilities and Stockholders' Equity
  Deposits.................................... $  915,169         $  911,576
  Short-term borrowings.......................        ---             30,100
  Long-term debt..............................    125,000             70,375
  Advance payments by borrowers for taxes
     and insurance.. .........................     13,217             15,924
  Income taxes payable........................        795                628
  Other liabilities...........................      5,985              5,619
                                                ---------         ----------
    Total liabilities.........................  1,060,166          1,034,222
                                                ---------         ----------


  Preferred stock ($.10 par value; authorized
     10,000,000 shares; none issued and
     outstanding)....................                 ---                ---
  Common stock ($.10 par value; authorized
     70,000,000 shares; issued and outstanding
     30,739,518 shares at June 30, 1998 and
     30,522,862 shares at September 30, 1997)        3,074              3,052
  Paid-in capital..............................    189,211             23,874
  Retained earnings............................     80,719             71,203
  Common stock purchased by:
    Employee stock ownership plan (ESOP).......    (13,419)              (374)
    Deferred compensation plan.................       (941)              (946)
  Unrealized loss on investment securities
      available for sale, net..................        (18)                (7)
                                                 ---------          ---------
      Total stockholders' equity...............    258,626             96,802
                                                 ---------          ---------
      Total ................................... $1,318,792         $1,131,024
                                                 =========          =========

  SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                  (Dollars in thousands except per share data)

                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                JUNE 30,              JUNE 30,
                                                --------              --------
                                             1998        1997       1998        1997
                                             ----        ----       ----        ----
Interest income:
  Loans ................................   $ 19,020    $ 17,465   $ 56,754    $ 51,026
  Investment securities ................      1,547       1,055      3,262       2,835
  Mortgage-backed securities ...........      2,792       2,532      8,268       7,354
  Other ................................        956         502      1,859       1,590
                                           --------    --------   --------    --------
     Total interest income .............     24,315      21,554     70,143      62,805
                                           --------    --------   --------    --------
Interest expense:
  Deposits .............................      9,915       9,940     30,221      28,941
  Other ................................      1,460       1,507      4,380       4,441
                                           --------    --------   --------    --------
     Total interest expense ............     11,375      11,447     34,601      33,382
                                           --------    --------   --------    --------
     Net interest income ...............     12,940      10,107     35,542      29,423
Provision for (recovery of) loan losses        (231)        205        232         456
                                           --------    --------   --------    --------
     Net interest income after provision
          for (recovery of) loan losses      13,171       9,902     35,310      28,967
                                           --------    --------   --------    --------
Other income:
  Other fees and service charges .......      1,024         788      2,937       2,478
  Income (losses) from real estate
    operations .........................        156          68        (49)         23
  Gain on sale of mortgage loans .......         40          98        100         135
  Other ................................        667          87      1,565         259
                                           --------    --------   --------    --------
     Total other income ................      1,887       1,041      4,553       2,895
                                           --------    --------   --------    --------
Other expenses:
  Compensation and employee benefits ...      3,595       2,968     10,513       8,864
  Occupancy ............................        776         715      2,576       2,100
  Professional fees ....................        138         223        417         485
  SAIF deposit insurance premium .......        143         138        431         645
  Other ................................      1,335       1,274      4,095       3,612
                                           --------    --------   --------    --------
     Total other expense ...............      5,987       5,318     18,032      15,706
                                           --------    --------   --------    --------

     Income before income taxes ........      9,071       5,625     21,831      16,156
Income tax expense .....................      3,736       2,209      9,012       6,339
                                           --------    --------   --------    --------
     Net income ........................   $  5,335    $  3,416   $ 12,819    $  9,817
                                           ========    ========   ========    ========

     Net income per share
        Basic ..........................   $   0.18    $   0.11   $   0.43    $   0.32
                                           ========    ========   ========    ========
        Diluted ........................   $   0.18    $   0.11   $   0.42    $   0.32
                                           ========    ========   ========    ========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                             (Dollars in thousands)

                                                                                                    Common
                                                                                                     stock     Unreal.
                                                                           Common      Common       purch.by   gain(loss)on
                                                                            stock       stock       deferred   securities
                                           Common    Paid-in   Retained    purch.by     purch.        comp.    available
                                           stock     capital   earnings      ESOP      by RRP's       plan     for sale,net   Total
                                           -----     -------   --------      ----      --------       ----     ------------   -----
Nine months ended June 30, 1997
Balance at September 30, 1996 ........  $   3,029  $  22,359  $  60,893   $    (674)  $     (53)  $    (673)  $     (49)  $  84,832
Net income ...........................       --         --        9,817        --          --          --          --         9,817
Stock options exercised ..............         21        337       --          --          --          --          --           358
Amortization of award of
     ESOP and RRP shares .............       --          562       --           225          53        --          --           840
Tax benefit of RRP's .................       --          193       --          --          --          --          --           193
Dividends paid .......................       --         --       (2,226)       --          --          --          --        (2,226)
Change in unrealized gain
     (loss) on securities
     available for sale, net .........       --         --         --          --          --          --             6           6
Tax benefit of stock options .........       --           99       --          --          --          --          --            99
Stock purchased by deferred
     compensation plan ...............       --         --         --          --          --          (213)       --          (213)
                                        ---------  ---------  ---------   ---------   ---------   ---------   ---------   ---------
Balance at June 30, 1997 .............  $   3,050  $  23,550  $  68,484   $    (449)  $    --     $    (886)  $     (43)  $  93,706
                                        ---------  ---------  ---------   ---------   ---------   ---------   ---------   ---------

Nine months ended June 30, 1998
Balance at September 30, 1997 ........  $   3,052  $  23,874  $  71,203   $    (374)  $    --     $    (946)  $      (7)  $  96,802
Net income ...........................       --         --       12,819        --          --          --          --        12,819
Reorganization of MHC ................       --         --          200        --          --          --          --           200
Proceeds of stock offering ...........       --      163,533       --          --          --          --          --       163,533
Issue ESOP shares ....................       --         --         --       (13,269)       --          --          --       (13,269)
Stock options exercised ..............         22        351       --          --          --          --          --           373
 Amortization of award of
     ESOP shares .....................       --        1,323       --           224        --          --          --         1,547
Dividends paid .......................       --         --       (3,503)       --          --          --          --        (3,503)
Change in unrealized gain
     (loss) on securities
     available for sale, net .........       --         --         --          --          --          --           (11)        (11)
Tax benefit of stock options .........       --          130       --          --          --          --          --           130
Distribution of stock by
      deferred compensation
      plan ...........................       --         --         --          --          --            80        --            80
Stock purchased by deferred
      compensation plan ..............       --         --         --          --          --           (75)       --           (75)
                                        ---------  ---------  ---------   ---------   ---------   ---------   ---------   ---------
Balance at June 30, 1998 .............  $   3,074  $ 189,211  $  80,719   $ (13,419)  $    --     $    (941)  $     (18)  $ 258,626
                                        =========  =========  =========   =========   =========   =========   =========   =========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                      NINE MONTHS ENDED
                                                                                          JUNE 30,
                                                                                       1998       1997
                                                                                       ----       ----
Cash provided by operating activities:
    Net income .................................................................    $12,819     $ 9,817
    Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of stock benefit plans ....................................      1,547         840
        Tax benefit of stock plans credited to capital .........................        130         292
        Originations of loans held for sale ....................................     (7,197)     (3,939)
        Proceeds from sale of loans held for sale ..............................      6,631       5,719
        Depreciation and amortization ..........................................        922         820
        Deferred income tax provision ..........................................         43       1,787
        Increase in deferred loan fees and costs ...............................      1,304         830
        Amortization of deferred loan fees and costs ...........................       (881)       (668)
        Gain on sale of premises and equipment .................................       (594)       --
        Amortization of goodwill ...............................................        167         180
        Net (accretion) amortization of other purchase accounting
          adjustments ..........................................................         60         (32)
        Gain on sale of real estate owned ......................................        (93)        (95)
        Accretion of discount on purchased loans ...............................       (347)        (12)
        Increase in accrued interest receivable ................................     (1,202)       (484)
        Provision for loan losses ..............................................        232         456
        Provision for (recovery of) losses on real estate owned ................         89         (20)
        Increase in other assets ...............................................        424          98
        Increase (decrease) in income taxes payable ............................        166         (43)
        Increase (decrease) in other liabilities ...............................        410      (5,573)
                                                                                        ---         ---

        Net cash provided by operating activities ..............................     14,630       9,973

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                         NINE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                              --------
                                                                                        1998         1997
                                                                                        ----         ----
Cash used by investing activities:
    Net increase in loans ........................................................     (82,818)     (52,686)
    Purchase of mortgage-backed securities .......................................     (70,287)     (31,843)
    Proceeds from principal repayments of mortgage-backed securities .............      53,299       28,438
    Proceeds from maturities of investment securities held to maturity ...........       5,000       20,000
    Purchase of investment securities held to maturity ...........................     (29,983)     (15,000)
    Proceeds from maturities of investment securities available for sale .........      43,082       15,528
    Purchase of investment securities available for sale .........................     (69,913)     (29,500)
    Proceeds from sale of real estate owned ......................................       1,314        1,587
    Purchase of premises and equipment ...........................................      (4,043)      (2,404)
    Proceeds from sale of premises and equipment .................................       1,606            1
    FHLB stock purchase ..........................................................        (617)        (437)
    Other ........................................................................        --            306
                                                                                       -------       ------

        Net cash used by investing activities ....................................    (153,360)     (66,010)
                                                                                       -------       ------

Cash provided by financing activities:
    Net increase in deposits .....................................................       3,792       53,143
    Net change in short-term borrowings ..........................................     (30,400)       5,000
    Repayments of long-term borrowings ...........................................         (75)        (225)
    Net proceeds from long-term borrowings .......................................      55,000         --
    Decrease in advance payments by borrowers for taxes and
        insurance ................................................................      (2,707)      (3,601)
    Dividends paid ...............................................................      (3,503)      (2,226)
    Common stock options exercised ...............................................         373          358
    Purchase of common stock by deferred compensation plan .......................         (75)        (213)
    Net proceeds from issuance of common stock ...................................     150,264         --
                                                                                       -------         ----

        Net cash provided by financing activities ................................     172,669       52,236
                                                                                       -------       ------

        Net increase (decrease) in cash and cash equivalents .....................      33,939       (3,801)

Cash and cash equivalents - beginning of period ..................................      32,885       48,562
                                                                                        ------       ------

Cash and cash equivalents - end of period ........................................   $  66,824    $  44,761
                                                                                     =========    =========

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                        NINE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                             --------
                                                                                         1998         1997
                                                                                         ----         ----

Supplemental disclosures: ..........................................................   $ 34,517    $ 33,388
    Cash paid for:
        Interest
        Taxes ......................................................................      8,672       4,303
    Noncash investing and financing activities:
        Additions to real estate acquired in settlement of loans through
          foreclosure ..............................................................      1,731       2,200
        Sale of real estate owned financed by the Company ..........................        387         950
        Change in unrealized gain (loss) on securities available for sale ..........        (18)         10
        Change in deferred taxes related to securities available for sale ..........          7          (4)
        Issuance of ESOP common stock ..............................................     13,269        --
        Reorganization of Harbor Financial, MHC ....................................        200        --
        Distribution of deferred compensation plan .................................         80        --
        Transfer to short-term borrowings from long-term debt ......................        300        --


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

In February, 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure ("Statement 129".) Statement 129 is effective for financial statements for periods ending after December 15, 1997 and established standards for disclosing information about an entity's capital structure. Such information has been disclosed in the Company's financial statements and notes thereto at June 30, 1998.

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

In June, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption permitted. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is currently anticipated that the Company will adopt Statement 133 on October 1, 1999, and that the statement will not have a significant financial statement impact upon adoption.

2).       NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three months and nine months ended June 30, 1998 and 1997. Adjustments have been made, where material, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents. Beginning with the quarter ended December 31, 1997, net income per share has been calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share", with previous periods restated.


                                                     Three months ended             Nine months ended
                                                           June 30,                      June 30,
                                                    ---------------------            ---------------
                                                     1998           1997          1998           1997
                                                     ----           ----          ----           ----

Net income ...................................  $  5,335,328   $  3,415,861   $ 12,818,928   $  9,817,202
                                                ============   ============   ============   ============

Weighted average common shares outstanding:
    Shares outstanding .......................    30,731,364     30,488,332     30,651,708     30,398,269
    Less weighted average uncommitted
        ESOP shares ..........................    (1,446,473)      (299,496)      (675,637)      (344,513)
                                                ------------   ------------   ------------   ------------
        Total ................................    29,284,891     30,188,836     29,976,071     30,053,756
                                                ============   ============   ============   ============

Basic earnings per share .....................  $       0.18   $       0.11   $       0.43   $       0.32
                                                ============   ============   ============   ============


Weighted average common shares
    outstanding ..............................    29,284,891     30,188,836     29,976,071     30,053,756
  Additional dilutive shares related to
    stock options ............................       450,671        552,367        514,388        582,809
                                                ------------   ------------   ------------   ------------
  Total weighted average common shares
    and equivalents outstanding for
    diluted earnings per share
    computation ..............................    29,735,562     30,741,203     30,490,459     30,636,565
                                                ============   ============   ============   ============
Diluted earnings per share                      $       0.18   $       0.11   $       0.42   $       0.32
                                                ============   ============   ============   ============


Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

3).       INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of June 30, 1998 are as follows:

                                                  Gross       Gross  Estimated
                                   Amortized  unrealized  unrealized   market
                                      cost       gains      losses      value
                                      ----       -----      ------      -----
                                                 (In thousands)
Available for sale:
    FHLB notes ..................  $ 54,500    $      8    $     --    $ 54,508
    FNMA notes ..................    19,921          --          37      19,884
                                   --------    --------    --------    --------
                                     74,421           8          37      74,392
                                   --------    --------    --------    --------
Held to maturity:
    FHLB notes ..................    19,987          51          --      20,038
    FNMA notes ..................    10,000           0           2       9,998
                                   --------    --------    --------    --------
                                     29,987          51           2      30,036
                                   --------    --------    --------    --------
    FHLMC mortgage-backed
        securities ..............    76,815         661          --      77,476
    FNMA mortgage-backed
        securities ..............   116,889       1,110          --     117,999
                                   --------    --------    --------    --------
                                    193,704       1,771          --     195,475
                                   --------    --------    --------    --------
                                   $298,112    $  1,830    $     39    $299,903
                                   ========    ========    ========    ========

The amortized cost and estimated market value of investment and mortgage-backed securities as of September 30, 1997 are as follows:

                                                   Gross     Gross    Estimated
                                      Amortized   unreal.   unreal.     market
                                        cost       gains    losses       value
                                        ----       -----    ------       -----
                                                  (In thousands)
Available for sale:
    Treasury notes                   $ 17,982      $   3      $---     $ 17,985
    FHLB notes                         29,500        ---        14       29,486
    Other securities                       82        ---       ---           82
                                      -------     ------       ---      -------
                                       47,564          3        14       47,553
                                      -------     ------       ---      -------
Held to maturity:
    FHLB notes                          5,000        ---         7        4,993
                                      -------     ------      ----      -------
   FHLMC mortgage-backed
        securities                     87,840        999       ---       88,839
    FNMA mortgage-backed
        securities                     89,014      1,101       ---       90,115
                                      -------     ------      ----      -------
                                      176,854      2,100       ---      178,954
                                      -------     ------      ----      -------
                                     $229,418    $ 2,103      $ 21     $231,500
                                      =======      =====       ===      =======

The amortized cost and estimated market value of debt securities at June 30, 1998 and September 30, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          JUNE 30, 1998     SEPTEMBER 30, 1997
                                          -------------     ------------------
                                                 Estimated             Estimated
                                      Amortized    market   Amortized     market
                                         cost      value       cost        value
                                                    (In thousands)
Available for sale:
    Due in one year or less            $  4,500   $  4,501   $ 22,482   $ 22,482
    Due in one to five years             69,921     69,891     25,000     24,989
    Other securities                       --         --           82         82
                                       --------   --------   --------   --------
                                         74,421     74,392     47,564     47,553
                                       --------   --------   --------   --------
Held to maturity:
    Due in one year or less                --         --         --         --
    Due in one to five years             29,987     30,036      5,000      4,993
    Other securities                       --         --         --         --
                                       --------   --------   --------   --------
                                         29,987     30,036      5,000      4,993
                                       --------   --------   --------   --------

    FHLMC mortgage-backed securities     76,815     77,476     87,840     88,839
    FNMA mortgage-backed securities     116,889    117,999     89,014     90,115
                                       --------   --------   --------   --------
                                        193,704    195,475    176,854    178,954
                                       --------   --------   --------   --------
                                       $298,112   $299,903   $229,418   $231,500
                                       ========   ========   ========   ========


As of June 30, 1998, the Company had pledged mortgage-backed securities with a market value of $377,000 and a carrying value of $368,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $1,673,000 and a carrying value of $1,626,000 to collateralize Treasury, tax and loan accounts as of June 30, 1998.

4).     LOANS


Loans are summarized below:            JUNE 30,     SEPTEMBER 30,
                                          1998           1997
                                          ----           ----
Mortgage loans:                         (Dollars in thousands)
    Construction 1-4 family              $ 62,203     $ 47,800
    Permanent 1-4 family                  688,348      629,906
    Multi-family                           11,613       15,326
    Nonresidential                         77,314       54,983
    Land                                   27,832       33,182
                                         --------     --------
        Total mortgage loans              867,310      781,197
                                         --------     --------
Other loans:
    Commercial nonmortgage                 15,144       11,287
    Home improvement                       18,824       20,614
    Manufactured housing                   16,473       16,399
    Other consumer                         57,016       51,988
                                         --------     --------
        Total other loans                 107,457      100,288
                                         --------     --------
        Total loans receivable            974,767      881,485
                                         --------     --------
Less:
    Loans in process                       44,102       32,078
    Deferred loan fees and discounts        3,511        3,446
    Allowance for loan losses              11,776       11,691
                                         --------     --------
                                           59,389       47,215
                                         --------     --------
        Total loans receivable, net      $915,378     $834,270
                                         ========     ========

An analysis of the allowance for loan losses follows:


                                   THREE MONTHS             NINE MONTHS
                                      ENDED                   ENDED
                                     JUNE 30,                JUNE 30,
                                     --------                --------
                                 1998        1997        1998        1997
                                 ----        ----        ----        ----
                                            (In thousands)
Beginning balance             $ 11,970    $ 11,280    $ 11,691    $ 11,016
Provision for (recovery of)
   loan losses                    (231)        205         232         456
Charge-offs                        (84)       (112)       (370)       (184)
Recoveries                         121          35         223         120
                              --------    --------    --------    --------
Ending balance                $ 11,776    $ 11,408    $ 11,776    $ 11,408
                              ========    ========    ========    ========


At June 30, 1998 and September 30, 1997, loans with unpaid principal balances of approximately $3,306,000 and $2,580,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of June 30, 1998 and September 30, 1997, approximately $2,630,000 and $2,377,000, respectively, of these loans were in the process of foreclosure.

As of June 30, 1998 and September 30, 1997, mortgage loans which had been sold on a recourse basis had outstanding principal balances of approximately $2,436,000 and $3,185,000, respectively.

5).     REAL ESTATE OWNED

Real estate owned includes the following:


                                                JUNE 30,  SEPTEMBER 30,
                                                  1998       1997
                                                  ----       ----
                                                   (In thousands)
Real estate acquired in satisfaction of loans   $ 2,936    $ 2,892
Allowance for losses                               (587)      (578)
                                                -------    -------
                                                $ 2,349    $ 2,314
                                                =======    =======

Activity in the allowance for losses on real estate owned is as follows:


                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                            --------              --------
                                        1998       1997       1998       1997
                                        ----       ----       ----       ----
                                                   (In thousands)
Beginning balance                    $   694    $   763    $   578    $ 1,712
Provision for (recovery of) losses      (107)       (16)        89        (20)
Charge-offs                             --          (23)       (80)      (968)
                                     -------    -------    -------    -------
Ending balance                       $   587    $   724    $   587    $   724
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

RESULTS OF OPERATIONS

Comparison of quarterly results in this section are between the three months ended June 30, 1998 and June 30, 1997. Comparison of fiscal year to date results are between the nine month periods then ended.

GENERAL. Net income for the third fiscal quarter ended June 30, 1998, increased 56.2% to $5.3 million or 18 cents per diluted share, compared to $3.4 million or 11 cents per diluted share for the same period last year. This increase was due primarily to an increase in average interest-earning assets resulting from the cash proceeds from the stock offering and nonrecurring income of $366,000, after tax, from the sale of land and buildings. Net income for the nine months ended June 30, 1998, increased 30.6% to $12.8 million or 42 cents per diluted share, compared to $9.8 million or 32 cents per diluted share for the same period last year. This increase was due mainly to the increase in average interest-earning assets and the nonrecurring income in the third quarter and also to the nonrecurring income of $978,000, after tax, recognized in the first quarter on the payoff of a problem commercial real estate loan and on the sale of the Bank's ownership interest in its data processing servicer. Beginning December 31, 1997, net income per share has been calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Net income per share for the three and nine month periods ended June 30, 1997 has been restated to conform to this standard.

NET INTEREST INCOME. Net interest income increased 28.0% to $12.9 million for the quarter ended June 30, 1998, from $10.1 million for the same period last year. For the nine months ended June 30, 1998, net interest income increased 20.8% to $35.5 million compared to $29.4 million for the same period last year. This increase was due primarily to an increase in average interest-earning assets to $1.169 billion for the nine months ended June 30, 1998, compared to $1.056 billion for the comparable period in 1997 and $874,000 of interest income recognized on the payoff of the problem commercial real estate loan. The increase in average interest-earning assets was due primarily to the cash proceeds from the stock offering. In the quarter ending December 31, 1997, the Company received final payment on a commercial real estate loan. This loan was performing, but had been seriously delinquent in the past and had other characteristics which caused management to be uncertain about the ability of the borrower to comply with the loan repayment terms. Additional interest income was recognized in the amount of $874,000 due to deferred cash interest payments and unearned purchase discount remaining at time of payoff.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, volume and type of lending conducted by the Company, industry standards, the status of past due and non-performing loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The provision for loan losses was a credit of $231,000 for the quarter ended June 30, 1998, compared to an expense of $205,000 for the comparable period in 1997. The provision for loan losses for the quarter ended June 30, 1998 was principally comprised of a credit to the provision of $449,000 related to a decrease in the level of classified loans, a charge of $255,000 due to overall loan portfolio growth and a credit of $37,000 for net recoveries. For the nine months ended June 30, 1998, the provision for loan losses was $232,000 compared to $456,000 for the comparable period in 1997. The provision for loan losses for the nine months ended June 30, 1998 was principally comprised of a credit to the provision of $571,000 related to a decrease in the level of classified loans, a charge of $722,000 due to overall loan portfolio growth and a charge of $80,000 for net charge offs. The provision for the nine months ended June 30, 1997 was due primarily to an increase in the level of classified loans. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

OTHER INCOME. Other income increased to $1.9 million for the quarter ended June 30, 1998, from $1.0 million for the same period last year. Other income increased to $4.6 million for the nine months ended June 30, 1998, from $2.9 million for the comparable period in 1997 due primarily to the $719,000 gain on the sale of the Company's ownership interest in its data processing servicer, the $596,000 gain on the sale of land and buildings, and an increase of $458,000 in other fees and service charges. Other fees and service charges, primarily from fees and service charges on deposit products, was $2.9 million and $2.5 million for the nine months ended June 30, 1998 and 1997, respectively.

OTHER EXPENSE. Other expense increased to $6.0 million for the quarter ended June 30, 1998, from $5.3 million for the same period last year. For the nine months ended June 30, 1998, other expense was $18.0 million compared to $15.7 million in the comparable period in 1997. The change for the nine month period ended June 30, 1998 was due primarily to an increase of $1.6 million in compensation and benefits, an increase of $476,000 in occupancy expense, an increase of $483,000 in other expense partially offset by a decrease of $214,000 in SAIF deposit insurance premiums. The increase in compensation and benefits is due primarily to additional staff required to support the growth in loans and deposits and an increase of $762,000 in noncash expense of stock benefit plans due to the increase in the Company's stock price. The increase in occupancy expense is due primarily to an increase in data processing equipment expense. The increase in other expense is due primarily to $114,000 Delaware franchise tax, $33,000 loss on sale of other repossessed assets and other increases resulting from the growth in loans and deposits. The decrease in SAIF deposit insurance premiums is due to lower assessment rates resulting from The Deposit Insurance Act of 1996.

INCOME TAXES. Income tax expense increased to $3.7 million for the quarter ended June 30, 1998, from $2.2 million for the same period last year. For the nine months ended June 30, 1998, income tax expense was $9.0 million compared to $6.3 million for the comparable period in 1997. The effective tax rates were 41% and 39% for the nine months ended June 30, 1998 and 1997, respectively. The increase in the effective tax rate for the nine months ended June 30, 1998 is due primarily to the difference between the financial and the tax treatment of the increase in the noncash expense of stock benefit plans.

FINANCIAL CONDITION

Total assets increased to $1.319 billion at June 30, 1998, from $1.131 billion at the fiscal year ended September 30, 1997. The increase is due primarily to the $150.3 million in net cash proceeds received from the stock offering completed on March 18, 1998.

Interest bearing deposits in other banks increased to $20.4 million at June 30, 1998, from $15.7 million at September 30, 1997. The increase is due primarily to an increase in funds on deposit at the FHLB.

Federal funds sold increased to $20.0 million at June 30, 1998, from $250,000 at September 30, 1997. This increase is due primarily to the purchase of term federal funds.

Investment securities held to maturity increased to $30.0 million at June 30, 1998, from $5.0 million at September 30, 1997. The increase is due to the purchase of $30.0 million FHLB and FNMA Notes partially offset by the call prior to maturity of a $5 million FHLB Note.

Investment securities available for sale increased to $74.4 million at June 30, 1998, from $47.6 million at September 30, 1997. The increase is due primarily to the purchase of $70.0 million FHLB and FNMA Notes offset by the maturity of $18.0 U.S.Treasury Notes and the call prior to maturity of $25.0 million FHLB Notes.

Mortgage-backed securities increased to $193.7 million at June 30, 1998, from $176.9 million at September 30, 1997. The increase is due primarily to the purchase of $50.0 million of seven-year balloon securities and $20 million of fifteen-year fixed rate securities offset by $53.3 million of repayments.

Net loans increased to $915.4 million at June 30, 1998, from $834.3 million at September 30, 1997. The increase is due primarily to loan originations of $263.1 million partially offset by repayments of $180.3 million.

Deposits increased to $915.2 million at June 30, 1998, from $911.6 million at September 30, 1997. The increase is due primarily to a net decrease in deposits before interest credited of $22.9 million and interest credited of $26.5 million.

FHLB advances increased to $125.0 million at June 30, 1998, from $100.0 million at September 30, 1997. The increase is due to new long-term fixed rate advances of $55.0 million offset by the maturity of $30.0 million short-term fixed rate advances.

Stockholders' equity increased to $258.6 million at June 30, 1998 from $96.8 million at September 30, 1997, due primarily to the $150.3 million in net cash proceeds received from the stock offering and $12.8 million of earnings for the nine months ended June 30, 1998.

At June 30, 1998, the Bank exceeded all regulatory capital requirements as follows:


                             Required           Actual          Excess of Actual
                                    % of                 %of     over Regulatory
                         Amount    Assets   Amount      Assets   Requirements
                                        (Dollars in thousands)

Tangible Capital       $ 19,742     1.50%   $180,727    13.73%     $160,985
Core Capital           $ 52,645     4.00%   $180,727    13.73%     $128,082
Risk-Based Capital     $ 54,044     8.00%   $189,210    28.01%     $135,166

CASH FLOW

Net cash provided by the Company's operating activities (i.e. cash items affecting net income) was $14.6 million and $10.0 million for the nine months ended June 30, 1998 and 1997, respectively.

Net cash used by the Company's investing activities (i.e. cash used primarily from its investment securities, mortgage-backed securities and loan portfolios) was $153.4 million and $66.0 million for the nine months ended June 30, 1998 and 1997, respectively. The increase in 1998 was principally due to a $30.1 million net increase in loans and a $42.8 million net increase in investment securities.

Net cash provided by the Company's financing activities (i.e. cash receipts primarily from net increases (decreases) in deposits and net FHLB advances) was $172.7 million and $52.2 million for the nine months ended June 30, 1998 and 1997, respectively. The nine ended June 30, 1998 includes $150.3 million of net proceeds from issuance of common stock.

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

The following table sets forth information regarding the Company's non-accrual loans and foreclosed real estate at the dates indicated:


                                                 June 30,  September 30,
                                                   1998         1997
                                                   ----         ----
                                               (Dollars in thousands)
Non-accrual mortgage loans:
  Delinquent less than 90 days                    $ --        $ --
  Delinquent 90 days or more                       2,851       2,416
                                                  ------      ------
     Total                                         2,851       2,416
                                                  ------      ------

Non-accrual other loans:
  Delinquent less than 90 days                       100        --
  Delinquent 90 days or more                         355         164
                                                  ------      ------
     Total                                           455         164
                                                  ------      ------

Total non-accrual loans                            3,306       2,580

Accruing loans 90 days or more delinquent           --          --
                                                  ------      ------

Total nonperforming loans                          3,306       2,580

Real estate owned, net of related allowance        2,349       2,314
                                                  ------      ------

Total non-performing assets                       $5,655      $4,894
                                                  ======      ======

Non-performing loans to total net loans              .36%        .31%
Total non-performing assets to total assets          .43%        .43%
Allowance for loan losses to total loans            1.29%       1.40%
Allowance for loan losses to non-performing
  loans                                           356.14%     453.11%
Allowance for loan losses to classified loans 156.47% 117.51% Allowance for losses on real estate owned to
  total real estate owned                          20.00%      19.99%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND ASSET AND LIABILITY MANAGEMENT.

MARKET RISK AND ASSET AND LIABILITY MANAGEMENT

During the quarter ended June 30, 1998, long term interest rates declined. Specifically, the ten-year treasury rate decreased by approximately 21 basis points during this period. A decline in long term interest rates could affect the interest rate sensitivity of the Bank. Absent changes in other market factors, management anticipates the Bank's long term mortgage loans will be refinanced at an accelerated pace if interest rates continue to fall. There is no assurance that the Bank will be able to reinvest the proceeds from the additional prepayments in mortgage loans or other assets with comparable risks and yields as those that were prepaid.

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

The Bank and certain other entities are defendants in a class action lawsuit which was filed in May, 1991. The plaintiffs in the litigation are purchasers of parcels of developed and undeveloped land from General Development Corporation ("GDC") who allege that GDC, through fraudulent means, induced them to buy land at inflated values. The Bank is a defendant in this matter along with a number of other financial institutions, purchasers of loans in the secondary market, broker-dealers, an insurance company and numerous other individuals and companies. The involvement of the Bank arises from its purchase from GDC of land sales contracts originated by GDC. The Bank, along with the other defendants, filed a motion to dismiss the case which was granted. The plaintiffs filed an appeal with the Third Circuit Court of Appeals which remanded the case to the District Court for reconsideration. The District Court entered its order dismissing the case again.

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

            None.


ITEM 5.     OTHER INFORMATION.

            None.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Exhibits.

The following Exhibits are included with this Report or are incorporated into this Report by reference, as indicated:

     Exhibit
     Number      Description

      3(i) Certificate of Incorporation of Registrant (Exhibit 3.3 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-37275 filed November 10, 1997).

      3(ii) Bylaws of Registrant (Exhibit 3.4 to Pre-Effective Amendment No. 1 to the Registration Statement on Forms S-1, No. 333-37275, filed November 10, 1997).

     10(i) Employment contract with Michael J. Brown, Sr. (Exhibit 10(a) to the Registration Statement on Form S-4 filed December 20,
                 1996).

     10(ii) Recognition and Retention Plan and Trust Agreement (Exhibit 10(d) to the Registration Statement on Form S-4 filed December 20, 1996).

     10(iii) Outside Directors' Recognition and Retention Plan and Trust Agreement (Exhibit 10(e) to the Registration Statement on Form S-4 filed December 20, 1996).

     10(iv) 1994 Incentive Stock Option Plan (Exhibit 10(b) to the Registration Statement on Form S-4 filed December 20, 1996).

     10(v) 1994 Stock Option Plan for Outside Directors (Exhibit 10(c) to the Registration Statement on Form S-4 filed December 20, 1996).

     10(vi) Harbor Federal Savings Bank Non-Employee Directors' Retirement Plan (Exhibit 10(vi) to Form 10-Q for the quarter ended June 30, 1997 filed August 11, 1997).

     10(vii) Unfunded Deferred Compensation Plan for Directors (Exhibit 10(vii) to Form 10-Q for the quarter ended June 30, 1997 filed August 11, 1997).

     10(viii) Management Incentive Compensation Plan for fiscal year ending September 30, 1998 (Exhibit 10(viii) to Form 10Q for the quarter ended December 31, 1997 filed February 11, 1998).

(b)         Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            HARBOR FLORIDA BANCSHARES, INC.




Date:    August 10, 1998                                       /s/
                                                  ----------------------------
                                                  Michael J. Brown, Sr.
                                                  President and Chief Executive
                                                   Officer



Date:    August 10, 1998                                       /s/
                                                  ----------------------------
                                                  Don W. Bebber
                                                  Senior Vice President, Finance
                                                   and Principal Financial
                                                   Officer