Form 10-K
period 1998-09-30
HARBOR FLORIDA BANCORP INC
filed 1998-12-24
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   ----------

                                    FORM 10-K

(MARKONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the fiscal year ended September 30, 1998 OR

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

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE            (561) 461-2414
                                                  --------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock (par value $0.10)
                         ------------------------------
                                (TITLE OF CLASS)

                         ------------------------------
                                (TITLE OF CLASS)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price of the common stock as of December 7, 1998 ($11.00) was $340,100,662.

          The number of shares of common stock outstanding on December 7, 1998 was 30,918,242.


          Documents incorporated by reference:

1. Annual Report to Stockholders for the fiscal year ended September 30, 1998 (Parts II and III).

2.        Proxy  Statement for the 1999 Annual  Meeting of  Stockholder's  (Part
          III). (To be filed pursuant to General Instruction G.(3)).

                                TABLE OF CONTENTS



Item                                                                      Page
No.                                                                        No.
          PART I
 1        Business...........................................................2
 2        Properties........................................................20
 3        Legal Proceedings.................................................22
 4        Submission of Matters to a Vote of Security-Holders...............23

          PART II
 5        Market for Registrant's Common Equity and
          Related Stockholder Matters.................................      23
 6        Selected Financial Data...........................................23
 7        Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................24
 7A       Quantitative and Qualitative Disclosures about Market Risk........24
 8        Financial Statements and Supplementary Data.......................24
 9        Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...............................25

         PART III
 10       Directors and Executive Officers of the Registrant................25
 11       Executive Compensation............................................25
 12       Security Ownership of Certain Beneficial Owners and Management....25
 13       Certain Relations and Related Transactions........................25
 14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..26



HARBOR FLORIDA BANCSHARES, INC.
                                        1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Harbor Florida Bancshares, Inc. (the "Company" or "Bancshares") is the holding company for Harbor Federal Savings Bank (the "Bank"). The Company owns 100% of the Bank's common stock. Currently, it engages in no other significant activities beyond its ownership of the Bank's common stock. Consequently, its net income is derived from the Bank. The Bank provides a wide range of banking services and is engaged in the business of attracting deposits primarily from the communities it serves and using these and other funds to originate primarily one-to-four family first mortgage loans for retention in its portfolio.

         Prior to March 18, 1998, the Company's predecessor entity, Harbor Florida Bancorp, Inc. ("Bancorp"), was owned approximately 53.37% by Harbor Financial M.H.C. ("Mutual Holding Company") and 46.63% by public shareholders. On March 18, 1998, pursuant to a plan of conversion and reorganization, and after a series of transactions: (1) a new entity, Bancshares, became the surviving corporate entity, (2) Bancshares sold the ownership interest in Bancorp previously held by the Mutual Holding Company to the public in a subscription offering (the "Offering") (16,586,752 common shares at $10.00 resulting in net cash proceeds after costs and funding the ESOP (note 17) of approximately $150 million), (3) previous public shareholders of Bancorp had their shares exchanged into 14,112,400 common shares of Bancshares (exchange ratio of 6.0094 to 1) (the "Exchange"), and (4) the Mutual Holding Company ceased to exist. The total number of shares of common stock outstanding following the Offering and Exchange was 30,699,152. The reorganization was accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments. As a result of the reorganization, the consolidated financial statements for prior periods have been restated to reflect the changes in the par value of common stock from $.01 to $.10 per share and in the number of authorized shares of common stock from 13,000,000 to 70,000,000.

         On June 1, 1996, the Company acquired all of the outstanding common stock of Treasure Coast Bank, F.S.B. ("Treasure Coast"), a Florida based federal savings association, for approximately $6.8 million in cash. The acquisition was accounted for using the purchase method. Treasure Coast had assets of approximately $75 million. The Treasure Coast acquisition resulted in the addition of one branch to the Company's branch network. The results of operations of Treasure Coast from June 1, 1996 to September 30, 1996 are included in the consolidated financial statements of the Company.


MARKET AREA

         The Company serves communities in six growing and diverse Florida counties. Its headquarters are in Fort Pierce, Florida, located on the eastern coast of Florida between Stuart and Daytona Beach. In addition to its headquarters, it has sixteen branch offices in St. Lucie, Indian River and Martin counties, located on Florida's "Treasure Coast." This area is characterized by both a large retirement and vacation home population and a significant agricultural economy, primarily citrus crops. The Company has five branch offices located in Brevard County, which encompasses the "Space Coast" of the state. Brevard County has a greater industrial base fueled primarily by companies related to NASA and the John F. Kennedy Space Center. Prominent electronics concerns such as Harris Corporation are also major employers in this area. The Company also has one branch office in Okeechobee County, a rural, agricultural area, and four branch offices in Volusia County, where tourism and a large retirement population predominate.

LENDING ACTIVITIES

         GENERAL. The Company's principal lending activity has historically been, and will continue to be for the foreseeable future, the origination of one-to-four family residential mortgage loans. Although the Company sells some conforming loans, primarily to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), and has, on rare occasions, purchased whole loans and loan participations, it focuses primarily on the origination of loans and retains them in its portfolio for investment. See " -- Lending Activities -- One

HARBOR FLORIDA BANCSHARES, INC.
                                        2
to Four Family Permanent Residential Mortgage Loans" below. The Company also originates a substantial amount of one-to-four family residential construction and consumer loans, and consumer installment, commercial real estate and commercial business loans. Substantially all of the Company's mortgage loans are secured by property in its market area and most of its nonmortgage loans are made to borrowers in its market area.

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

                                                               September 30,
                                                               -------------
                                          1998                     1997                     1996
                                         ------                   ------                    -----
                                              Percent of                Percent of                 Percent of
                                    Amount      Total         Amount      Total        Amount        Total
                                    ------      -----         ------      -----        ------        -----
                                                                      (Dollars in thousands)
MORTGAGE LOANS

Construction 1 - 4 Family.....   $   66,671        6.62%    $   47,800     5.42%     $  43,994         5.46%
Permanent 1 - 4 Family........      707,078       70.26        629,906    71.46        584,297        72.49
Multifamily...................       11,074        1.10         15,326     1.74         17,804         2.21
Nonresidential................       84,254        8.37         54,983     6.24         41,970         5.21
Land..........................       27,562        2.75         33,182     3.76         29,034         3.60
                                   --------    --------       -------- --------       --------     --------
    Total Mortgage Loans......      896,639       89.10        781,197    88.62        717,099        88.97
                                    -------     -------        -------  -------        -------      -------
OTHER LOANS
Commercial Nonmortgage........       15,074        1.50         11,287     1.28          8,199         1.02
Consumer:
    Home Improvement..........       19,016        1.89         20,614     2.34         20,679         2.56
    Manufactured Housing......       16,418        1.63         16,399     1.86         15,784         1.96
    Other Consumer (1)........       59,223        5.88         51,988     5.90         44,265         5.49
                                   --------    --------       -------- --------       --------     --------
    Total Other Loans.........      109,731       10.90        100,288    11.38         88,927        11.03
                                   --------      ------       --------  -------       --------      -------
Total Loans Receivable........    1,006,370      100.00%       881,485   100.00%       806,026       100.00%
                                  ---------      ======        -------   ======        -------       ======
LESS:
Loans in process..............       46,152                     32,078                  26,788
Deferred loan fees and
    discounts.................        3,700                      3,446                   3,203
Allowance for loan losses.....       11,818                     11,691                  11,016
                                   --------                   --------                --------
    Subtotal..................       61,670                     47,215                  41,007
                                   --------                   --------                --------
TOTAL LOANS RECEIVABLE,
     NET......................      944,700                    834,270                 765,019
                                    -------                    -------                 -------
LOANS HELD FOR SALE...........          714                        141                   4,870
                                   --------                   --------                --------
MORTGAGE-BACKED
    SECURITIES................      201,049                    176,854                 153,293
                                    -------                    -------                 -------

TOTAL.........................   $1,146,463                 $1,011,265                $923,182
                                 ==========                 ==========                ========

------------
(1) Includes home equity and other second mortgage loans.

                                 ---------------

HARBOR FLORIDA BANCSHARES, INC.
                                        3

       The following table shows the maturity or period to repricing of the Company's loan and mortgage-backed securities portfolios at September 30, 1998. Loans that have adjustable rates are shown as being due in the period in which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $246.4, $163.0, and $143.5 million for fiscal years 1998, 1997 and 1996, respectively. Loans having no stated maturity and no schedule of repayments (including delinquent loans), and demand loans are reported as due within one year.


                                                One       Three       Five
                                Within        through    through     through    Ten through     Beyond
                               one year    three years  five years  ten years   twenty years twenty years    Total
                               --------    -----------  ----------  ---------   -------------------------    -----
                                                          (In thousands)
Mortgage loans:
  Permanent 1 - 4 family....    $153,039      $40,388     $70,525      $47,807     $202,113     $221,954     $735,826
  Other.....................      39,944        9,137      29,039       15,043       19,603          729      113,495
Other loans:
  Consumer .................      27,120       12,347      24,706       24,977        5,369          ---       94,519
  Commercial ...............       8,392          342       2,848        1,197           26        1,976       14,781
Nonperforming loans (1).....       2,311          ---         ---          ---          ---          ---        2,311
Mortgage-backed
    securities..............      32,986        8,881      13,933       89,599       55,211          439      201,049
                                --------       ------     -------      -------      -------     --------     --------
    Sub-total...............    $263,792      $71,095    $141,051     $178,623     $282,322     $225,098   $1,161,981
                                ========      =======    ========     ========     ========     ========
Deferred loan fees and
    discounts...............                                                                                   (3,700)
Allowance for loan
    losses..................                                                                                  (11,818)
                                                                                                            ---------
Total (2)(3)................                                                                               $1,146,463
                                                                                                           ==========


(1) All nonperforming loans are reported as due within one year regardless of the actual maturity term. (2) Amounts reported do not include principal repayment or prepayment assumptions. (3) Amounts include loans held for sale of $714,000 at September 30, 1998.
                                 --------------

       The   following   table  sets  forth  the   amount  of   fixed-rate   and
adjustable-rate loans at September 30, 1998 due after September 30, 1999.


                                            Adjustable
                             Fixed Rate        Rate          Total
                                          (In thousands)
Mortgage loans:
  Permanent 1 - 4 family.....  $464,484        $118,303        $582,787
  Other......................    39,772          33,779          73,551
Other loans:
  Consumer ..................    67,399             ---          67,399
  Commercial ................     6,389             ---           6,389
                              ---------       ---------       ---------
Total loans..................   578,044         152,082         730,126
Mortgage-backed securities...   168,063             ---         168,063
                               --------       ---------        --------
Total........................  $746,107        $152,082        $898,189
                               ========        ========        ========

          ONE-TO-FOUR FAMILY PERMANENT RESIDENTIAL MORTGAGE LOANS. The Company's primary lending activities focus on the origination of one-to-four family residential mortgage loans. The Company generally does not originate one-to-four

HARBOR FLORIDA BANCSHARES, INC.
                                        4
family residential loans on properties outside of its market area. At September 30, 1998, $707.1 million or 70.26% of the Company's total loan portfolio and 52.35% of total assets consisted of one-to-four family loans and over 95% of such loans were collateralized by properties located in the Company's market area.

       The Company's fixed rate loans generally are originated and underwritten according to standards that permit sales in the secondary market. However, the decision to sell depends on a number of factors including the yield and the term of the loan, market conditions, and the Company's current portfolio position. The Company sells a small portion of newly originated 30 year fixed rate mortgage loans. In addition, the Company sells loans under the single family Mortgage Revenue Bond Programs through local County Housing Finance Authorities. The servicing on these loans is also released.

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

       Residential loans are authorized and approved under central authority by experienced underwriters. Underwriters have individual authority to approve loans up to the maximum amount of $250,000. Residential mortgage loans in excess of this amount are approved by management individually up to $750,000 or by committee if above $750,000. The Company also has direct endorsement authority from the Federal Housing Authority ("FHA") to allow for internal approval of FHA insured loans. FHA loans are approved under central authority by an underwriter with a "Direct Endorsement" designation from the FHA. The Company's underwriting standards are intended to ensure that borrowers are sufficiently credit worthy, and all of the Company's lending is subject to written underwriting policies and guidelines approved by the Company's Board of Directors. Detailed loan applications are designed to determine the borrower's ability to repay the loan and certain information solicited in these applications is verified through the use of credit reports, financial statements and other confirmations. The Company obtains an appraisal of substantially all of the proposed security property in connection with residential mortgage loans. Additionally, title insurance is required for all mortgage loans except home equity loans of $50,000 or less.

       The types, amounts, terms of and security for conventional loans (those not insured or guaranteed by the U.S. government or agencies thereof, or state housing agencies) originated by the Company are significantly prescribed by federal regulation. OTS regulations limit the amount which the Company can lend up to specified percentages of the value of the real property securing the loan, as determined by an appraisal at the time the loan is originated (referred to as "loan-to-value ratios"). The Company makes one-to-four family home loans and other residential real estate loans with loan-to-value ratios generally of up to 80% of the appraised value of the security property. In certain circumstances loan-to-value ratios exceed 80%, in which case private mortgage insurance is generally required. A substantial part of the Company's loan originations are made to borrowers to finance second homes for vacation use or for use as a rental property. Such loans may be considered to have a higher credit risk than loans to finance a primary residence.

       ONE-TO-FOUR FAMILY RESIDENTIAL CONSTRUCTION LOANS. A part of the Company's loan originations are to finance the construction of one-to-four family homes in the Company's market area. At September 30, 1998 the Company had $66.7 million in such loans, representing 6.62% of total loans. It is the Company's policy to disburse loan proceeds as construction progresses and as inspections warrant.

       A portion of these loans are made directly to the individual who will ultimately own and occupy the home. Of these, the vast majority are structured at origination to guarantee the permanent financing to the Company as well. In recent years the origination of these construction loans to individuals is second in volume only to the origination of traditional loans to finance the purchase or refinance of an existing home. However, the significance of this type of lending to the Company is not evident from the amount of these loans in its portfolio at any given time because these construction loans to individuals usually "roll" into permanent financing.


HARBOR FLORIDA BANCSHARES, INC.
                                        5

       Approximately one-half of the Company's one-to-four family construction loans are to builders. In most instances these loans are also structured to guarantee permanent financing by the Company.

       CONSUMER LOANS. The Company originates consumer loans as an essential element in its retail-oriented strategy. Secured consumer loans include automobile, manufactured housing, boat and truck loans, home equity and home improvement loans as well as loans secured by the borrower's deposit accounts with the Company. The loans for manufactured housing are generally originated within quality, retirement lifestyle communities spread throughout the six county market area that feature amenities such as full service clubhouse facilities, swimming pools, and, in a number of cases, golf courses. These loans are subject to the normal underwriting standards of the Company. Loans are made on either a fixed-rate or adjustable-rate basis, with terms generally up to 20 years. A limited amount of unsecured consumer loans are also originated. At September 30, 1998, consumer-oriented loans accounted for $94.7 million or 9.4% of the Company's total loan portfolio.

       NON-RESIDENTIAL AND LAND MORTGAGE LOANS. In the late 1980's the Company curtailed its lending in non-residential mortgages with the exception of loans to finance the sale of the Company's real estate acquired through foreclosure. In recent years, the Company re-entered this market and made a total of $38.3 million, $18.3 million, and $12.9 million of non-residential mortgage loans in 1998, 1997 and 1996, respectively. At September 30, 1998, nonresidential loans constituted 8.37%of the Company's total loan portfolio. Origination of these loans plays a subordinate role to the origination of residential mortgage and consumer-related loans. Non-residential mortgage loans are offered on properties within the Company's primary market area using both fixed or adjustable rate programs.

       Loans secured by non-residential real estate generally carry larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. This increased risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these loans. Furthermore, the repayment of loans secured by non-residential property is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.
See "Business -- Delinquent, Nonperforming and Classified Assets."

       The Company also originates developed building lot loans ("lot loans") secured by individual improved lots for future residential construction. Lot loans are offered with either a fixed or adjustable interest rate and with a maximum term of up to 15 years. At September 30, 1998 these loans accounted for $14.9 million or 1.48% of the Company's total loan portfolio.

       OTHER LOANS. The balance of the Company's lending consists of multi-family mortgage and commercial non-mortgage loans. At September 30, 1998 these loans represented $11.0 million or 1.10% and $15.1 million or 1.50%, respectively, of the Company's total loan portfolio. The multi-family mortgage loans are secured primarily by apartment complexes. These loans are subject to the same lending limits as apply to the Company's commercial real estate lending. The commercial non-mortgage loans represent primarily equipment and other business loans to professionals such as physicians and attorneys. These loans are an integral part of the Company's strategy of seeking synergy between its various deposit and loan products and as a service to existing customers.

ORIGINATION AND SALE OF LOANS

       From time to time the Company has sold mortgage loans, primarily to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. Historically, the Company has not purchased significant amounts of loans, particularly in light of its past policy to control asset growth.

       The Company sells a small portion of newly originated 30 year fixed rate mortgage loans. In addition, the Company sells loans under the single family Mortgage Revenue Bond Programs through local County Housing Finance Authorities. The servicing on these loans is also released. The purpose of selling a portion of fixed rate loans from current production is to reduce interest rate risk by limiting the growth of longer term fixed rate loans in the portfolio and to generate service fee income over time.


HARBOR FLORIDA BANCSHARES, INC.
                                        6

       The following table shows total loan origination activity including mortgage-backed securities, during the periods indicated.


                                              Years Ended September 30,
                                       =====================================
                                           1998        1997         1996
                                           ----        ----         ----
                                                  (In thousands)
MORTGAGE LOANS (GROSS):
  At beginning of year (1).............  $781,341     $722,435     $596,478
  Mortgage loans originated:
    Construction 1-4 Family............    83,429       63,237       59,000
    Permanent 1-4 Family...............   173,758       84,853       85,853
    Multi-family.......................       605        2,526        2,935
    Nonresidential.....................    38,260       18,302       12,941
    Land...............................    11,313       12,264       13,384
                                          -------      -------      -------
  Total mortgage loans originated (2)..   307,365      181,182      174,113
  Mortgage loans acquired (3)..........       ---          ---       60,482
  Mortgage loans sold..................    (9,125)      (8,583)      (4,653)
  Principal repayments.................  (179,354)    (111,255)    (101,359)
  Mortgage loans transferred to real
    estate owned.......................    (2,864)      (2,438)      (2,626)
                                        ---------    ---------    ---------
  At end of year.......................  $897,363     $781,341     $722,435
                                         ========     ========     ========
OTHER LOANS (GROSS):
  At beginning of year................. $ 100,288     $ 88,927     $ 73,760
  Other loans originated...............    77,044       63,406       52,702
  Loans acquired (3)...................       ---          ---        4,468
  Principal repayments.................   (67,601)     (52,045)     (42,003)
                                          -------     --------     --------
  At end of year.......................  $109,731     $100,288     $ 88,927
                                         ========     ========     ========
MORTGAGE-BACKED SECURITIES (GROSS):
  At beginning of year.................  $176,854     $153,293     $164,759
  Mortgage-backed securities purchased.   100,222       61,769       29,265
  Principal repayments.................   (76,027)     (38,208)     (40,731)
                                         --------     --------     --------
  At end of year.......................  $201,049     $176,854     $153,293
                                         ========     ========     ========

(1)       Includes loans held for sale.
(2) Loans originated represent loans closed, however all loans may not be fully disbursed at time of closing.
(3) Represents loans acquired in connection with the acquisition of Treasure Coast.

MORTGAGE-BACKED SECURITIES

       A substantial part of the Company's business involves investments in mortgage-backed securities issued or guaranteed by an agency of the United States government. Historically, the Company's mortgage-backed securities portfolio has consisted primarily of pass-through mortgage participation certificates issued by FHLMC and FNMA. These pass-through certificates represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the loans' originators, through the FHLMC and FNMA that pools and packages the participation interests into the form of securities, to investors such as the Company. The FHLMC and FNMA guarantees the payment of principal and interest. The underlying pool of mortgages can consist of either fixed-rate or adjustable-rate loans. At September 30, 1998, the Company's portfolio of mortgage-backed securities consisted entirely of FHLMC and FNMA participation certificates. Of the $201.0 million in mortgage-backed securities at that date, approximately $23.0 million or 11% represented adjustable-rate securities and $178.0 million or 89% represented fixed-rate securities with anticipated maturity dates from 3 months to 28 years.


HARBOR FLORIDA BANCSHARES, INC.
                                        7

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

    The Company's fixed-rate mortgage-backed securities consist of both long-term and balloon securities. The long-term securities have original maturity terms of ten, fifteen and thirty years. The balloon securities have principal and interest amortization based on a thirty-year maturity schedule with final principal balloon payments due in five years or seven years from the date of the security. Balloon mortgage-backed securities are held in the portfolio as a means of reducing the average life of the fixed-rate portfolio. A shorter average portfolio life will help reduce the interest rate risk associated with these investments. As of September 30, 1998, long-term, fixed-rate mortgage-backed securities amounted to $70.1 million and five-year and seven-year balloon mortgage-backed securities amounted to $32.6 million and $75.3 million, respectively.

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

DELINQUENT, NONPERFORMING AND CLASSIFIED ASSETS

       DELINQUENT LOANS. All delinquent loan results are reviewed monthly by the Company's Board of Directors. The Company believes it has an effective process and policy for dealing with delinquent loans.

       Residential delinquencies are handled by the Loan Collections Department. This department begins collection efforts on residential loans when a loan appears on the 15-day delinquent list. Borrowers are sent a notice to accelerate the debt when the debt is 45 days delinquent. If the delinquent account has not been corrected, foreclosure proceedings are begun generally at the 75th day of delinquency. At September 30, 1998, residential loans delinquent 90 days and longer represented 0.10% of the total residential loan portfolio.

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


HARBOR FLORIDA BANCSHARES, INC.
                                        8

       The following table shows the Company's loans delinquent 90 days or more at the dates indicated.


                                             September 30,
                               1998               1997              1996
                              ------             ------            ------
                                           (Dollars in thousands)
                           Number  Amount    Number    Amount   Number   Amount
Mortgage loans:
  Construction and land....  ---  $    ---       2    $    162       2   $    98
  Permanent 1 - 4
    family.................   19       778      28       1,565      23     1,196
  Other mortgage...........    4     1,102       3         689       2       423
                              --    ------      --     -------     ---   -------
  Total mortgage loans.....   23     1,880      33       2,416      27     1,717
Other loans................   13       542      10         164       9       132
                              --   -------      --     -------     ---   -------
Total loans................   36    $2,422      43      $2,580      36    $1,849
                              ==    ======      ==     =======      ==    ======
Delinquent loans to
    total loans............           .26%                .31%              .24%
                                      ====                ====              ====

       As of  September  30, 1998,  1997 and 1996,  $25,000,  $0, and  $323,000,
respectively, of loans were on nonaccrual status which were not 90 days past due.

       NONPERFORMING ASSETS. The Company also places emphasis on improving asset quality. The Company's nonperforming assets as a percentage of total assets have decreased from .50% at September 30, 1996 to .37% at September 30, 1998.

       Loans 90 days past due are generally placed on non-accrual status. The Company ceases to accrue interest on a loan once it is placed on non-accrual status, and interest accrued but unpaid at that time is charged against interest income. Additionally, any loan where it appears evident that the collection of interest is in doubt is also placed on a non-accrual status. The investment in impaired loans (primarily consisting of classified loans), other than those evaluated collectively for impairment, at September 30, 1998 and 1997 was $6,109,000 and $12,157,000, respectively. The average recorded investment in impaired loans during the years ended September 30, 1998 and 1997 were approximately $7,695,000 and $12,122,000, respectively. The total specific allowance for loan losses related to these loans was approximately $29,000 and $117,000, respectively, on September 30, 1998 and 1997. Interest income on impaired loans of approximately $790,000 and $1,147,000 was recognized in the year ended September 30, 1998 and 1997, respectively.

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

       It is the Company's policy to try to liquidate its holdings in REO on a timely basis while considering both market conditions and the cost of carrying REO properties. Upon acquisition the Company records all REO at the lower of its fair value (less estimated costs to dispose), or cost. The fair value is based upon the most recent appraisal and management's evaluation. If the fair value of the asset is less than the loan balance outstanding, the difference is charged against the Company's loan loss allowance prior to transferring the asset to REO. Administration of REO property is handled by the Problem Asset Department which is responsible for the sale of all residential and commercial properties. In those instances where the property may be located outside the Company's market area or where the property, due to its nature, requires certain expertise (I.E., hotels, apartment complexes), outside management firms may be utilized.


HARBOR FLORIDA BANCSHARES, INC.
                                        9

       At the dates indicated, nonperforming assets in the Company's portfolio were as follows:


                                                         September 30,
                                                         -------------
                                                 1998         1997        1996
                                                 ----         ----        ----
                                                     (Dollars in thousands)
Non-accrual mortgage loans:
  Delinquent less than 90 days............ $      ---    $      ---    $   323
  Delinquent 90 days or more..............      1,880         2,416      1,717
                                                -----         -----      -----
     Total................................      1,880         2,416      2,040
                                                -----         -----      -----
Non-accrual other loans:
  Delinquent less than 90 days............         25           ---        ---
  Delinquent 90 days or more..............        542           164        132
                                               ------        ------     ------
     Total................................        567           164        132
                                               ------        ------     ------
Total non-accrual loans...................      2,447         2,580      2,172
Accruing loans 90 days or more delinquent         ---           ---        ---
                                             --------      --------   --------
  Total nonperforming loans...............      2,447         2,580      2,172
                                                -----         -----      -----
Other nonperforming assets:
  Real estate owned.......................      3,168         2,892      4,830
    Less allowance for losses.............       (634)         (578)    (1,712)
                                              -------       -------    -------
      Total...............................      2,534         2,314      3,118
                                               ------        ------     ------

Total nonperforming assets, net...........     $4,981        $4,894     $5,290
                                               ======        ======     ======
Nonperforming loans to total net loans....      0.26%         0.31%      0.28%
Total nonperforming assets to
  total assets............................      0.37%         0.43%      0.50%

       For the year ended September 30, 1998, interest income of $135,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income was actually included in net income regarding non-accrual loans during the same period.

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

REO Allowances
                                             Years Ended September 30,
                                             -------------------------
                                           1998        1997        1996
                                           ----        ----        ----
                                                   (In thousands)

Beginning balance...................        $578      $1,712     $1,857
Provision for (recovery of) losses..         136        (150)       117
Allowance for losses on REO
   acquired.........................         ---         ---         21
Charge-offs.........................         (80)       (984)      (283)
                                           -----      ------     ------
Ending balance......................       $ 634      $  578     $1,712
                                           =====      ======     ======

       Not included in the preceding table are net gains, (losses) or recoveries on the sale of real estate owned of $176,000, $127,000 and ($39,000) for the years ended September 30, 1998, 1997 and 1996, respectively.

HARBOR FLORIDA BANCSHARES, INC.
                                       10

       CLASSIFIED ASSETS. Under OTS regulations, problem assets of insured institutions are classified as either "substandard," "doubtful" or "loss." An asset is considered "substandard" if the current net worth and paying capacity of the obligor and/or the value of the collateral pledged are no longer adequate to support the loan. "Substandard" assets are characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. In addition to the classification of assets as "substandard," "doubtful" or "loss," the OTS regulations also require that assets that do not currently expose the Company to a sufficient degree of risk to warrant one of the three foregoing classifications but which do possess credit deficiencies or potential weaknesses deserving management's close attention must be designated "special mention."

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

       The following table presents the Company's classified assets at the dates indicated.


                                             September 30,
                                             -------------
                                       1998        1997        1996
                                       ----        ----        ----
                                                 (In thousands)
  Substandard:
    Real Estate Owned..........       $ 3,168     $ 2,892     $ 3,897
    Loans......................         5,375       9,832       8,150
                                      -------     -------     -------
      Total Substandard........         8,543      12,724      12,047
  Doubtful.....................           ---         ---         192
  Loss.........................           202         117         174
                                    ---------   ---------   ---------
                                       $8,745     $12,841     $12,413
                                       ======     =======     =======


                                 ---------------

       At September 30, 1997 in addition to the Company's classified loans noted above, the Company had five commercial real estate and commercial business loans, aggregating approximately $3.9 million, which were currently performing, where management had obtained information about possible credit problems of the borrowers or had been seriously delinquent in the past and had other characteristics which caused management to question the ability of such borrowers to comply with present loan repayment terms. During 1998, one of these loans which had a net book value prior to allowance of $2.6 million was paid in full.

ALLOWANCE FOR LOAN LOSSES

       Provisions for loan losses are charged to operations to establish an allowance for loan losses; recognized loan losses (recoveries) are then charged (credited) to the allowance. The Company evaluates the outstanding loan portfolio with respect to the adequacy of the allowance for loan losses at least quarterly.

       Management's policy is to provide for estimated losses on the Company's loan portfolio based on management's evaluation of the probable losses (existing and inherent). Such evaluations are made for all major loans on which full

HARBOR FLORIDA BANCSHARES, INC.
                                       11
collectibility of interest and/or principal may not be reasonably assured. The factors which the Company considers are the estimated value of the underlying collateral, the management of the borrower, and current operating results, trends and cash flow. In addition to analyzing individual loans, management also analyzes on a regular basis its asset classification and recent loss experience on other loans to help insure that prudent general allowances are maintained on one-to-four family loans, automobile loans and home equity loans. Management periodically evaluates the allowance percentages utilized for general allowance purposes based upon delinquencies, charge-off, underwriting, and other trends.

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


HARBOR FLORIDA BANCSHARES, INC.
                                       12

       The following tables set forth an analysis of the Company's allowance for loan losses at the dates indicated.


                                                Years Ended September 30,
                                                -------------------------
                                           1998          1997         1996
                                           ----          ----         ----
                                                 (Dollars in thousands)
Balance at beginning of year......        $11,691      $11,016      $10,083
Provision for (recovery of)
    losses........................            297          782          (76)
Allowance for loan losses
    acquired (1)..................            ---          ---          885
Charge-offs:
    Residential...................           (259)         (43)        (137)
    Commercial real estate........            ---          (91)         ---
    Consumer......................           (213)        (125)         (48)
    Other.........................           (102)          (3)        (180)
                                         ---------      -------    ---------
       Total charge-offs..........           (574)        (262)        (365)

Recoveries:
    Residential...................             86           44           28
    Commercial real estate........              2           19          207
    Consumer......................             16           62           79
    Other.........................            300           30          175
                                         --------      -------     --------
       Total recoveries...........            404          155          489

Balance at end of year............        $11,818      $11,691      $11,016
                                          =======      =======      =======

Allowance for loan losses to
    total loans...................          1.25%        1.40%        1.44%
Allowance for loan losses to
    total non-performing loans...         483.13%      453.11%      507.25%
Allowance for loan losses and
    allowance for REO to total
    non- performing assets........        221.80%      224.21%      181.78%
Net charge-offs (recoveries) to
    average loans outstanding
    during the period............           0.02%        0.01%       (0.02)%
Classified loans to total net               0.59%        1.19%        1.11%
    loans

(1) Represents allowance acquired in conjunction with acquisition of Treasure Coast.


HARBOR FLORIDA BANCSHARES, INC.
                                       13

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


                                                      September 30,
                                                      -------------
                                    1998                   1997                  1996
                                    ----                   ----                  ----
                               Amount   Percent(1)    Amount    Percent(1)   Amount  Percent(1)
                               ------   ----------    ------    ----------   ------  ----------
                                                          (Dollars in thousands)
Allowance at end of period
    applicable to:
Residential................... $ 2,251     76.88%    $ 2,141      76.88%    $ 2,077   77.95%
Commercial real estate........   5,986     12.22       6,487      11.74       6,088   11.02
Consumer .....................   2,310      9.40       2,068      10.10       1,802   10.01
Commercial business...........   1,271      1.50         995       1.28       1,049    1.02
                              --------   -------    --------    -------    -------- -------
    Total..................... $11,818    100.00%    $11,691     100.00%    $11,016  100.00%
                               =======    ======     =======     ======     =======  ======

------------------
(1) Percent of loans in each category to total loans at the dates indicated.


INVESTMENT ACTIVITIES

       The Company invests primarily in overnight funds, U.S. Government and agency obligations, and Federal Home Loan Bank of Atlanta capital stock. The Company does not invest in derivatives, collateralized mortgage obligations or other hedging instruments.

       The table below summarizes the carrying value and estimated market value of the Company's portfolio of investment securities at the dates indicated.

                                                          September 30,
                                     1998                     1997                 1996
                                    ------                   ------               -----
                                                         (In thousands)
                             Carrying      Market      Carrying    Market    Carrying    Market
                               Value        Value       Value       Value     Value      Value

Available for sale:
  Treasury Notes..........  $      ---     $    ---     $17,985     $17,985   $23,347    $23,347
  FHLB notes..............      50,721       50,721      29,486      29,486    10,031     10,031
  FNMA Notes                    20,343       20,343         ---         ---       ---        ---
  Other securities........         452          452          82          82       115        115
                               -------     --------     -------     -------   -------    -------
      Total                    $71,516      $71,516     $47,553     $47,553   $33,493    $33,493
                                ======       ======      ======      ======    ======     ======
Held to maturity:
  FHLB notes..............      19,989       20,268       5,000       4,993    20,000     20,016
  FNMA notes..............      10,000       10,005       ---         ---       ---          ---
                               -------       ------  ----------     -------    ------    -------
      Total...............     $29,989      $30,273     $ 5,000     $ 4,993   $20,000    $20,016
                                ======       ======      ======      ======    ======     ======

FHLB stock................     $ 8,212      $ 8,212     $ 7,595     $ 7,595   $ 7,158    $ 7,158

      On November 15, 1995, the FASB issued Special Report No. 155-B, A GUIDE TO IMPLEMENTATION OF STATEMENT 115 ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, (the "Special Report"). Pursuant to the Special Report, the Company was permitted to conduct a one-time reassessment of the classifications of all securities held at that time. Any reclassifications from the held-to-maturity category made in conjunction with that reassessment would not call into question an enterprise's intent to hold other debt securities to maturity in the future. The Company undertook such

HARBOR FLORIDA BANCSHARES, INC.
                                       14
a reassessment and, effective December 31, 1995, all investment securities were reclassified as available for sale. On the effective date of the reclassification, the securities transferred had a carrying value of $25.8 million and an estimated fair value of $26.0 million, resulting in a net increase to stockholders' equity for the net unrealized appreciation of $126,000, after deducting applicable income taxes of $76,000.

      The table below presents the contractual maturities and weighted average yields of investment securities at September 30, 1998, excluding FHLB stock and equity securities.


               One Year or Less    One to Five Years     More Than Five Years            Total Investment Securities
               ----------------    -----------------     --------------------           ----------------------------
                                                       (Dollars in thousands)
                                                                                 Average
                        Weighted              Weighted               Weighted   Remaining             Weighted
             Carrying   Average    Carrying    Average    Carrying    Average    Years to   Carrying   Market    Average
               Value     Yield      Value       Yield       Value      Yield     Maturity    Value     Value      Yield
               -----     -----      -----       -----       -----      -----     --------    -----     -----      -----
FHLB Notes   $  ---       0.00%    $70,710       5.97%     $ ---        0.00%     1.8       $70,710   $70,989     5.97%

FNMA Notes      ---       0.00      30,343       5.72        ---        0.00      2.1        30,343    30,348     5.72


                               ------------------


SOURCES OF FUNDS

     DEPOSITS.  The  Company  offers a number  of  different  deposit  accounts, including regular savings, interest-bearing checking or NOW accounts, non-interest checking, money market deposit, term certificate accounts and individual retirement accounts.

     The Company has twenty-four full-service banking offices and one in-store branch location in addition to its home office in Fort Pierce. The Company's strategy has been to have conveniently located offices in growth markets as one of its main methods of attracting funds. The Company's deposits primarily are obtained from areas surrounding its offices. Certificate accounts in excess of $100,000 are not actively solicited nor are brokers used to obtain deposits.

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

      Management believes that demand and passbook accounts are less sensitive to changes in interest rates than other types of accounts, such as certificates of deposit. As of September 30, 1998, the Company had 27.10% of its deposits in passbook and demand accounts, 71.76% in certificates of deposit and 1.14% in official checks. Due to the recent low interest rate environment, the Company has also been pricing its certificates of deposit to encourage lengthening of maturities. When management determines the levels of its deposit rates, consideration is given to local competition, U.S.
Treasury securities offerings, and anticipated funding requirements.


HARBOR FLORIDA BANCSHARES, INC.
                                       15

     The following table sets forth the distribution of the Company's deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented. Management does not believe that the use of year-end balances instead of average monthly balances produces any material difference in the information presented:


                                                      September 30,
                                                      -------------
                                   1998                     1997                         1996
                                   ----                     ----                         ----
                                         Weighted                   Weighted                   Weighted
                                          Average                    Average                    Average
                                          Nominal                    Nominal                    Nominal
                          Amount  Percent  Rate    Amount   Percent   Rate      Amount  Percent  Rate
                          ------  ------   ----    ------   -------   ----      ------  -------  ----
                                                    (Dollars in thousands)
Demand accounts:
  Non-interest
    bearing demand....  $ 54,954    5.99%   N/A     $ 40,749   4.47%   N/A     $ 33,613   3.95%   N/A
  NOW accounts........    60,129    6.55   1.13%      52,045   5.71    1.32%     54,806   6.43    1.51%
  Money market
    accounts..........    41,074    4.46   2.54       43,401   4.76    2.51      42,561   5.00    2.58
                         -------    ----   ----      -------  -----    ----      -------  ----    ----
    Subtotal..........   156,157   17.00   1.10      136,195  14.94    1.30     130,980  15.38    1.46
Savings accounts:
  Passbook............    92,698   10.10   2.06       76,540   8.40    1.69      77,305   9.07    1.78
  Certificates of
    deposit...........   658,842   71.76   5.43      689,760  75.67    5.47     636,907  74.77    5.37
Official checks.......    10,429    1.14    N/A        9,081    .99    N/A        6,661    .78     N/A
                        -------- -------   ----     -------- ------    ----    -------- -------   ----
Total deposits........  $918,126  100.00%  4.29%    $911,576 100.00%   4.47%   $851,853 100.00%   4.41%
                        ========  ======   ====     ======== ======    ====    ======== ======    ====

    The following table presents, by various categories, information concerning the amounts and maturities of the Company's time deposits.


                                                 September 30,
                                                 -------------
                                        1998           1997            1996
                                        ----           ----            ----
                                              (Dollars in thousands)

  0.00 - 3.00%................       $     328      $     545       $      307
  3.01 - 4.00%................              --             --                1
  4.01 - 5.00%................          84,192         88,472          155,121
  5.01 - 6.00%................         540,209        553,986          378,999
  6.01 - 7.00%................          33,674         46,333          101,780
  7.01 - 8.00%................             434            424              603
  8.01 - 9.00%................               5            ---                3
  Premiums on deposits
    acquired                                --             --               93
                                    ----------     ----------       ----------
Total Certificate Accounts....        $658,842       $689,760         $636,907
                                      ========       ========         ========



HARBOR FLORIDA BANCSHARES, INC.
                                       16

    At September 30, 1998, the Company had certificates of deposit in amounts of $100,000 or more maturing as follows:


                                                                  Amount
Maturity Period                                               (In thousands)
---------------
3 Months or Less.........................................        $13,276
Over 3 to 6 Months.......................................         13,355
Over 6 to 12 Months......................................         14,370
Over 12 Months...........................................         21,726
                                                                 -------
Total....................................................        $62,727
                                                                 =======

    The following table contains information regarding deposit account activity for the periods shown.


                                             Years Ended September 30,
                                             -------------------------
                                       1998           1997          1996
                                       ----           ----          ----
                                                   (Dollars in thousands)
 Net increase (decrease)
    before interest credited..      $ (28,838)      $ 25,563      $ 30,644
 Interest credited............         35,388         34,160        30,035
 Deposits acquired............            ---            ---        70,193
                                      -------       --------      --------

 Deposit account increase.....        $ 6,550       $ 59,723      $130,872
                                      =======       ========      ========
 Weighted average cost
    of deposits during the
    year......................          4.35%          4.42%         4.44%
 Weighted average cost of               4.29%          4.47%         4.41%
    deposits at end of year...


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

      As of September 30, 1998, the Company had $145 million of outstanding FHLB advances. Of this amount, all have remaining maturity dates of thirty-six months or longer.

      As of September 30, 1998, the Company had a total credit limit of $250 million and an availability limit of $105 million with the FHLB of Atlanta.

      In addition to FHLB advances, the Company had $199.2 million of unpledged mortgage-backed securities at September 30, 1998. These unpledged mortgage-backed securities could be used as collateral under reverse repurchase transactions with various security dealers. Such borrowing transactions could provide additional cash and liquidity to the Company in the event of sudden or unforeseen deposit withdrawals.


HARBOR FLORIDA BANCSHARES, INC.
                                       17

      The Company recognizes the maturity characteristics of its time deposit portfolio. Management believes that unused FHLB advances and other borrowing sources would provide sufficient funding for potential deposit withdrawals.

      The following table sets forth information regarding the Company's borrowing at and for the periods indicated:


                                                 At or for the Year Ended September 30,
                                                       1998        1997       1996
                                                       (Dollars in thousands)
FHLB Advances:
      Average Balance................................$104,877    $ 99,342    $75,096
      Maximum balance at any month-end............... 145,000     110,000     95,000
      Balance at year end............................ 145,000     100,000     95,000
      Weighted average interest rate during the
              year...................................    6.12%       6.00%      6.12%
      Weighted average interest rate at year end.....    5.76%       6.00%      6.02%
Other Borrowings:
      Average Balance................................ $   167     $   561    $   857
      Maximum balance at any month-end...............     475         674        974
      Balance at year end............................     ---         475        674
      Weighted average interest rate during the
              year...................................   11.98%       9.48%      9.47%
      Weighted average interest rate at year end.....     ---        7.12%      8.50%
Total Borrowings:
      Average Balance................................$105,044     $99,903    $75,953
      Maximum balance at any month-end............... 145,000     110,674     95,974
      Balance at year end............................ 145,000     100,475     95,674
      Weighted average interest rate during the
              year...................................    6.13%       6.02%      6.15%
      Weighted average interest rate at year end.....    5.76%       6.01%      6.04%

                                 ---------------

SUBSIDIARIES

      Federal associations generally may invest up to 2% of their assets in service corporations plus an additional 1% of assets for community purposes. In addition, federal associations such as the Bank may invest up to 50% of their regulatory capital in conforming loans to service corporations. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

       The Bank has two active subsidiary corporations. Appraisal Analysts, Inc. provides real estate appraisal services to the Bank as well as third parties. H.
F. Development Company, Inc. serves as a repository for some of the Company's commercial REO properties held for disposition. See "Business -- Delinquent, Nonperforming and Classified Assets".

COMPETITION

      The Company encounters strong competition both in attracting deposits and in originating real estate and consumer loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations and credit unions in its market area. The Company expects continued strong competition from such financial institutions in the foreseeable future. The Company's market area includes branches of a number of commercial banks that are substantially larger than the Company in terms of statewide deposits. The Company competes for deposits by offering depositors a high level of personal service, convenient locations and a competitive interest rate.


HARBOR FLORIDA BANCSHARES, INC.
                                       18

      The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies and other savings associations. Lending competition has increased substantially in recent years, as a result of the large number of institutions seeking to benefit from the growth in the Company's market area.

      The Company competes for loans primarily through the interest rates and loan fees it charges, the types of loans it offers, and the efficiency and quality of services it provides borrowers, real estate brokers and builders. Factors that affect competition include general and local economic conditions, current interest rate levels and volatility of the mortgage markets. Based on total assets, as of September 30, 1998, the Company was the largest savings institution headquartered in the six county area served by the Company.

EMPLOYEES

      At September 30, 1998, the Company had a total of 329 full-time employees and 96 part-time employees, none of whom were represented by a collective bargaining unit. The Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

      The Company conducts its business from its headquarters in Fort Pierce and through 24 full-service banking offices, one loan production office and one in-store branch location. These offices are located in Brevard, Indian River, Martin, Okeechobee, St. Lucie, and Volusia counties, Florida. The net book value at September 30, 1998 of the Company's offices was $13.3 million. The following table sets forth information regarding the Company's offices.


                                     Year                              Lease
           Location                 Opened       Owned/Leased    Expiration Date
           --------                 ------       ------------    ---------------

ST. LUCIE COUNTY
----------------
MAIN OFFICE                          1934           OWNED
100 SOUTH SECOND STREET
FORT PIERCE, FL 34950

VIRGINIA AVENUE                      1968           OWNED
500 VIRGINIA AVENUE
FORT PIERCE, FL 34950

PSL MAIN                             1975           OWNED
7181 SOUTH U.S. #1
PORT ST. LUCIE, FL 34952

H.F. CENTER                          1981           OWNED
2400 S.E. MIDPORT RD., SUITE 300
PORT ST. LUCIE, FL 34952

LAKEWOOD PARK                        1981           OWNED
5100 TURNPIKE FEEDER RD.
FORT PIERCE, FL 34951

DARWIN SQUARE                        1991           OWNED
3201 S.W. PSL BLVD.
PORT ST. LUCIE, FL 34953

ORANGE BLOSSOM                       1984           OWNED
4156 OKEECHOBEE ROAD
FORT PIERCE, FL 34947


HARBOR FLORIDA BANCSHARES, INC.
                                       19

                                     Year                              Lease
                  Location          Opened       Owned/Leased    Expiration Date
                  --------          ------       ------------    ---------------
ST. LUCIE WEST                       1993           OWNED
1320 S.W. ST. LUCIE WEST BLVD.
PORT ST. LUCIE, FL 34986

INDIAN RIVER
------------
VERO MAIN                            1978           OWNED
655 21st STREET
VERO BEACH, FL 32960

CAUSEWAY                             1981           OWNED
1700 S.A1A
VERO BEACH, FL 32963

INDIAN RIVER MALL                    1997           OWNED
6080 20TH ST.
VERO BEACH, FL 32966

SEBASTIAN                            1979           OWNED
13397 U.S. HIGHWAY #1
SEBASTIAN, FL 32958

WEST SEBASTIAN                       1998           OWNED
993 FELLSMERE ROAD
SEBASTIAN, FL 32958

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


HARBOR FLORIDA BANCSHARES, INC.
                                       20

                                     Year                              Lease
                  Location          Opened       Owned/Leased    Expiration Date
                  --------          ------       ------------    ---------------
WAL-MART                             1998           LEASED           08/31/03
1000 N  WICKHAM ROAD
MELBOURNE, FL 32935

LOAN PRODUCTION OFFICE               1998           LEASED           10/10/99
2460 N COURTENAY PARKWAY
   SUITE 107
MERRITT ISLAND, FL 32953

OKEECHOBEE COUNTY
-----------------
OKEECHOBEE                           1980           OWNED
2801 HIGHWAY #441 SOUTH
OKEECHOBEE, FL 34974

VOLUSIA COUNTY
--------------
NEW SMYRNA BEACH                     1988           LEASED           09/30/99
REGIONAL SHOPPING CENTER
1940 STATE ROAD #44
NEW SMYRNA BEACH, FL 32168

PORT ORANGE                          1983           OWNED
4035 NOVA ROAD
PORT ORANGE, FL 32127

ORMOND BEACH                         1984           OWNED
75 N. NOVA ROAD
ORMOND BEACH, FL 32174

DELTONA                              1998           OWNED
2901 HOWLAND BOULEVARD
DELTONA, FL 32725


      All leases are anticipated to renew upon their expiration.

      The Company uses a data processing service located in Orlando, Florida for record keeping activities. The data processor specializes in servicing savings associations. The Company's current contract expires in 2002. All data processing equipment that is used internally by the Company is owned by the Company. The net book value of such data processing equipment and related software as of September 30, 1998 was $1,985,000.


ITEM 3.  LEGAL PROCEEDINGS

      There are various claims and lawsuits in which the Company is periodically involved incident to the Company's business. In the opinion of management, no material loss is anticipated from any such pending claims or lawsuits.


HARBOR FLORIDA BANCSHARES, INC.
                                       21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

A Special Meeting of Stockholders of Harbor Florida Bancshares, Inc. was held September 18, 1998 for the purpose of considering and voting upon the following matters:

1. To approve the Harbor Florida Bancshares, Inc. 1998 Stock Incentive Plan for directors, officers and employees (the "Plan").

2. The approval of the adjournment of the Special Meeting, if necessary, to permit solicitation of proxies in the event there are not sufficient votes at the time of the Special Meeting to approve the Plan.


   The following table sets forth the results as to each matter voted upon:


                                                           %          BROKER
PROPOSAL          FOR        AGAINST       ABSTAIN     APPROVED      NON-VOTES
--------          ---        -------       -------     --------      ---------

No. 1          18,356,951   3,218,808         ---          59%            -
No. 2          18,361,951     422,083         ---          59%            -




                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's common stock trades on the NASDAQ National Market under the symbol HARB. The approximate number of shareholders of record and beneficial shareholders of the common stock at December 7, 1998 was 10,886, some of which are street name holders.

      The Company paid $0.246 in cash dividends per share for the twelve months ended in fiscal 1998. Payments were $0.058 in the first and second quarters and $0.065 in the third and fourth quarters. The Company currently expects that comparable cash dividends will continue to be paid in the future.

      On December 7, 1998 the closing sales price of the Company's common stock was $11.00 per share. The following table sets forth the price range of the high and low closing sales price per share of common stock as reported by the NASDAQ stock market for the four quarters of fiscal year 1998 and 1997.

      On March 8, 1998, the conversion and reorganization of Harbor Financial, M.H.C. was consummated. Pursuant to this transaction, the Company became the stock holding company for the Bank and Harbor Financial, M.H.C., the Bank's mutual holding company, ceased to exist. Each existing share of Harbor Florida Bancorp, Inc., except for those shares held by Harbor Financial, M.H.C. were exchanged for 6.0094 shares of the Company. The prices in the following table have been adjusted to reflect this transaction.


                                           Low $                High $
                                           -----                ------
FISCAL 1998
   First Quarter....................        9.29                11.61
   Second Quarter ..................       10.65                12.56
   Third Quarter....................       11.63                12.81
   Fourth Quarter...................        9.31                13.56


HARBOR FLORIDA BANCSHARES, INC.
                                       22

                                           Low $                High $
                                           -----                ------
FISCAL 1997
   First Quarter....................       4.91                 6.03
   Second Quarter ..................       5.57                 6.49
   Third Quarter....................       5.82                 7.65
   Fourth Quarter...................       8.99                 9.88


ITEM 6. SELECTED FINANCIAL DATA.

      The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report on pages 2-3 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The  information   contained  in  the  section   captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 16 in the Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information contained in the sections captioned "Market Risk and Asset and Liability Management" and "Interest Rate Sensitivity" on pages 9 through 12 in the Annual Report is incorporated herein by reference.

Interest Rate Risk

      The monetary nature of the Company's assets and liabilities exposes the Company to significant interest rate risk. Interest rate risk generally results from a mismatch between the extent and timing of asset cash flows compared to liability cash flows.

      The Company uses a computer model to quantify its interest rate risk. The computer model measures the sensitivity of asset and liability fair values to hypothetical changes in interest rates. Interest rate sensitive instruments used in the computer model include: loans, mortgage-backed securities, investment securities, federal funds sold, interest-bearing deposits in other banks, FHLB stock, deposits, advances from the FHLB, and off- balance sheet loan servicing rights and commitments. The model calculates net portfolio value of fair values for assets, liabilities and off-balance sheet contracts using a discounted cash flow methodology. Management estimates discount rates by using current market yields on similar financial instruments. Discount rates are adjusted upward and downward by 100 basis points and 200 basis points to reflect a hypothetical parallel shift in interest rates. In addition, management estimates loan prepayments rates, deposit decay rates, and values of certain assets that could correspond with such hypothetical parallel shifts in interest rates. Management also assumes that loan delinquency rates will not change as a result of changes in interest rates, although there can be no assurance that this will be the case.


HARBOR FLORIDA BANCSHARES, INC.
                                       23

      Presented below is an analysis of the Company's interest rate risk at September 30, 1998 as calculated utilizing the Company's computer model. The table presents net portfolio value, dollar and percent changes in net portfolio value, for instantaneous and parallel shifts in the yield curve in 100 basis point increments up and down.



 Change in       Net Portfolio
   Rates          Value Amount     Dollar Change          Percent
   -----          ------------     -------------          -------
                             (Dollars in thousands)
+200 B.P.         $ 269,410          $ (42,933)            (13.7)%
+100 B.P.         $ 293,342          $ (19,001)             (6.1)%
   0 B.P.         $ 312,343          $       0                 0%
-100 B.P.         $ 313,737          $   1,394               0.4%
-200 B.P.         $ 313,506          $   1,163               0.4%



      The preceding analysis is based on numerous assumptions that management believes to be reasonable. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and market values of certain assets under various interest rate scenarios. It was also assumed that delinquency rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated increments, there can be no assurance that the Company's assets and liabilities would perform as indicated in the table above. Since there is no quoted market for most of the Company's financial instruments, management has no basis to determine that values presented would be indicative of the amounts realized in an actual negotiated sale. Furthermore, management has not considered the tax effect or transaction costs that may be associated with disposal of the Company's assets and liabilities. A change in U.S. Treasury rates in the indicated amounts, accompanied by a change in the slope or shape of the yield curve, could result in significantly different net portfolio values than shown above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's consolidated financial statements listed in Item 14 herein, together with the report thereon by KPMG Peat Marwick LLP, are found in the Annual Report on pages 16 through 47 and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information contained under the sections captioned "Beneficial Ownership of Common Stock," "Management of the Company," and "Management of the Bank" in the Proxy Statement of Harbor Florida Bancshares, Inc. (the "Proxy Statement") to be filed pursuant to General Instruction G.(3) is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

      The information contained under the sections captioned "Management of the Bank" and "Management of the Company" in the Proxy Statement to be filed pursuant to General Instruction G.(3) is incorporated herein by reference.

HARBOR FLORIDA BANCSHARES, INC.
                                       24

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

   Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities" and "Beneficial Ownership of Common Stock" in the Proxy Statement to be filed pursuant to General Instruction G.(3).

   (b)  SECURITY OWNERSHIP OF MANAGEMENT

   Information required by this item is incorporated herein by reference to the section captioned "Beneficial Ownership of Common Stock" in the Proxy Statement to be filed pursuant to General Instruction G.(3).

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


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a)             Documents filed as a part of this Report:

   (1) The Consolidated Financial Statements of the Registrant are attached and are listed below:

                                                  Pages in Annual
                                                      Report
                                                      ------
Independent Auditors' Report                            18
Consolidated Statements of Financial Condition          19
Consolidated Statements of Earnings                     20
Consolidated Statements of Stockholders' Equity         21
Consolidated Statements of Cash Flows                   23
Notes to Consolidated Financial Statements            24 - 48

   (2) The Consolidated Financial Statement Schedules of the Registrant as required to be filed in this Report are either not applicable or are included elsewhere in this Report.


HARBOR FLORIDA BANCSHARES, INC.
                                       25

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

       3(ii) Bylaws of Registrant. (Exhibit 3.4 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-37275, filed November 10, 1997).

       10(i) Employment contract with Michael J. Brown, Sr. (Exhibit 10(a) to the Registration Statement on Form S-4 filed December 20, 1996)

       10(ii) Recognition and Retention Plan and Trust Agreement (Exhibit 10(d) to the Registration Statement on Form S-4 filed December 20, 1996)

       10(iii)Outside  Directors'  Recognition  and  Retention  Plan  and  Trust
              Agreement (Exhibit 10(e) to the Registration Statement on Form S-4 filed December 20, 1996)

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

       10(vii) Unfunded Deferred Compensation Plan for Directors

       10(viii) Management  Incentive  Compensation  Plan for fiscal year ending
              September 30, 1998 (Exhibit 10(xiii) to Form 10-Q for the quarter ended December 31, 1997 filed February 11, 1998)

       10(ix) 1998 Stock  Incentive Plan for  Directors,  Officers and Employees
              (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 26, 1998.)

       10(x)  Change of Control Agreements

       21     Subsidiaries of the Registrant

       27     Financial Data Schedule

       99 Consolidated Financial Statements of the Registrant (Annual Report to Stockholders for fiscal year September 30, 1998)

(b)   Reports on Form 8-K

      None.


HARBOR FLORIDA BANCSHARES, INC.
                                       26

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 HARBOR FLORIDA BANCSHARES, INC.

                                                                    (Registrant)



Dated: December 22, 1998                      By:
                                                           Michael J. Brown, Sr.
                                                   President and Chief Executive
                                                            Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


-----/s/------------                                           December 22, 1998
Michael J. Brown, Sr.
President, Chief Executive
Officer and Director


----/s/------                                                  December 22, 1998
Don W. Bebber
Senior Vice President, Finance
(Principal Financial and Accounting Officer)

----/s/--------------------------                              December 22, 1998
Bruce R. Abernethy, Sr., Director


----/s/--------------                                          December 22, 1998
Richard K. Davis, Director


----/s/-----------------                                       December 22, 1998
Edward G. Enns, Director


----/s/--------------------                                    December 22, 1998
Frank H. Fee, III, Director


----/s/-----------------------                                 December 22, 1998
Richard B. Hellstrom, Director


----/s/-------------------                                     December 22, 1998
Richard N. Bird, Director