Form 10-Q
period 1998-12-31
HARBOR FLORIDA BANCORP INC
filed 1999-02-10
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  December 31,  1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from _________ to __________


                        Commission file number 000-22817

                         HARBOR FLORIDA BANCSHARES, INC
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
                                                  --------------------------


         Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         As of January 22, 1999 there were 31,013,779 shares of the Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                TABLE OF CONTENTS

Part I.  Financial Information                                              Page

Item 1.           Financial Statements

                  Condensed Consolidated Statements of Financial
                  Condition as of December 31, 1998 and
                  September 30, 1998 (unaudited).............................. 2

                  Condensed Consolidated Statements of Earnings
                  for the Three Months ended December 31, 1998
                  and 1997 (unaudited).........................................3

                  Condensed Consolidated Statements of Stockholders'
                  Equity for the Three Months ended December 31, 1998
                  and 1997 (unaudited).........................................4

                  Condensed Consolidated Statements of Cash Flows
                  for the Three Months ended December 31, 1998
                  and 1997 (unaudited).........................................6

                  Notes to Condensed Consolidated Financial Statements
                  (unaudited)..................................................9

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................15


Part II. Other Information

Item 1.           Legal Proceedings...........................................19

Item 2.           Changes in Securities.......................................19

Item 3.           Defaults Upon Senior Securities.............................19

Item 4.           Submission of Matters to a Vote of Security-Holders.........19

Item 5.           Other Information...........................................19

Item 6.           Exhibits and Reports on Form 8-K............................19

                  Signature Page..............................................21

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                 DECEMBER 31,      SEPTEMBER 30,
                                                     1998               1998
                                                     ----               ----
Assets
  Cash and amounts due from depository
     institutions.........................       $    28,603       $     23,861
  Interest-bearing deposits in other banks.           41,803             19,902
  Federal funds sold.......................           10,000             20,000
  Investment securities held to maturity...           20,705             29,989
  Investment securities available for sale.           75,731             71,516
  Mortgage-backed securities held to maturity        225,053            201,049
  Loans held for sale........................            692                714
  Loans, net.................................        978,726            944,700
  Accrued interest receivable................          7,774              7,872
  Real estate owned..........................          2,063              2,534
  Premises and equipment.....................         17,219             16,927
  Federal Home Loan Bank stock...............         10,250              8,212
  Goodwill, net..............................          2,512              2,563
  Other assets................................         1,637                744
                                                   ---------          ---------
    Total assets..............................    $1,422,768         $1,350,583
                                                   =========          =========

Liabilities and Stockholders' Equity
  Deposits........................................$  946,709          $ 918,126
  Long-term debt...................................  205,000            145,000
  Advance payments by borrowers for taxes
     and insurance.....................                5,190             17,608
  Income taxes payable..............................   3,213                761
  Other liabilities................................    5,405              5,369
                                                   ---------          ---------
    Total liabilities............................. 1,165,517          1,086,864
                                                   ---------         ----------


  Preferred stock ($.10 par value; authorized
     10,000,000 shares; none issued and outstanding)     ---                ---
  Common stock ($.10 par value; authorized
     70,000,000 shares; 30,918,242 issued and
     30,642,912 outstanding at December 31, 1998
     and 30,909,830 issued and outstanding at
     September 30, 1998)                               3,092              3,091
  Paid-in capital...............................     190,712            189,958
  Retained earnings.............................      86,397             83,355
  Common stock purchased by:
    Employee stock ownership plan (ESOP)........     (13,269)           (13,344)
    Recognition and retention plans (RRP).......      (7,171)               ---
  Accumulated other comprehensive income, net.....       501                659
  Treasury stock, at cost, 275,330 shares..........   (3,011)               ---
                                                   ---------         ----------
      Total stockholders' equity..............       257,251            263,719
                                                   ---------         ----------
      Total .....................................$ 1,422,768         $1,350,583
                                                   =========          =========

  SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)

                                                       THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                    1998                 1997
                                                    ----                 ----
Interest income:
  Loans                                          $ 19,961             $ 19,116
  Investment securities                             1,578                  872
  Mortgage-backed securities                        3,379                2,813
  Other                                               729                  253
                                                 --------            ---------
     Total interest income                         25,647               23,054
                                                  -------              -------
Interest expense:
  Deposits                                          9,670               10,278
  Other                                             2,512                1,488
                                                 --------             --------
     Total interest expense                        12,182               11,766
                                                  -------              -------
     Net interest income                           13,465               11,288
Provision for (recovery of) loan losses               155                 (188)
                                                 --------            ---------
     Net interest income after provision for
        (recovery of) loan losses                  13,310               11,476
                                                  -------              -------
Other income:
  Other fees and service charges                    1,171                  888
  Income (losses) from real estate operations         220                 (143)
  Gain on sale of mortgage loans                       29                   20
  Other                                                62                  815
                                                 --------             --------
     Total other income                             1,482                1,580
                                                  -------              -------
Other expenses:
  Compensation and employee benefits                4,044                3,421
  Occupancy                                           788                1,045
  SAIF deposit insurance premium                      134                  144
  Other                                             1,524                1,507
                                                  -------              -------
     Total other expense                            6,490                6,117
                                                  -------              -------

     Income before income taxes                     8,302                6,939
Income tax expense                                  3,348                2,844
                                                   ------              -------
     Net income                                   $ 4,954              $ 4,095
                                                  =======              =======

     Net income per share
        Basic                                      $ 0.17               $ 0.14
                                                   ======               ======
        Diluted                                    $ 0.17               $ 0.13
                                                   ======               ======

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                             (Dollars in thousands)



                                                                       Common
                              Compre-                                   stock
                              hensive  Common   Paid-in    Retained     purch.
                              income   stock    capital    earnings     by ESOP
                              ------   -----    -------    --------    --------
Three months ended
December 31, 1997
Balance at
  September 30, 1997                    $3,052    $23,874    $71,203       $(374)
Comprehensive income
  Net income                    $4,095       -          -      4,095           -
  Other comprehensive
   income, net of tax:
    Unrealized gain on
     securities
     available for sale              2       -          -          -           -
                                 -----
Comprehensive income            $4,097
                                 =====
Stock options exercised                      4         49          -           -
Amortization of award
  of ESOP and RRP's                          -        409          -          74
Dividends paid                               -          -        (793)         -
Tax benefit of stock
  plans                                      -        130           -          -
                                           -----    -------    -------   -------
Balance at
     December 31, 1997                    $3,056    $24,462    $74,505     $(300)
                                           -----     ------    -------    ------
Three months ended
December 31, 1998
Balance at
     September 30, 1998                   $3,091   $189,958    $83,355  $(13,344)
Comprehensive income
  Net income                    $4,954         -          -      4,954         -
  Other comprehensive
   income, net of tax:
    Unrealized loss on
      securities
      available for sale         (158)         -          -          -         -
                                 -----
Comprehensive income            $4,796
                                 =====
Stock options exercised                         1         13          -        -
Amortization of award
   of ESOP and RRP's                            -        634          -       75
Dividends paid                                  -          -     (1,912)       -
Tax benefit of stock
   plans                                        -        107          -        -
Stock purchased by RRP
   plan                                         -          -          -        -
Treasury shares
   purchased                                    -          -          -        -
                                           ------   --------    ------- --------
Balance at
  December 31, 1998                        $3,092   $190,712    $86,397 $(13,269)
                                           ======   ========    ======= ========





                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                        COMPREHENSIVE INCOME (Continued)
                             (Dollars in thousands)



                                       Common
                                       stock                 Accum.
                             Common   purch.by               other
                             stock    deferred   Treasury   compre-
                             purch.     comp.     stock     hensive
                            by RRP's    plan      purch.    income      Total
                            --------    ----     -------    ------      -----

Three months ended
December 31, 1997
Balance at
  September 30, 1997         $    -     $(946)     $   -    $   (7)     $96,802
Comprehensive income
  Net income                      -         -          -         -        4,095
  Other comprehensive
   income, net of tax:
    Unrealized gain on
     securities
     available for sale           -         -          -         2            2

Comprehensive income

Stock options exercised           -          -         -         -           53
Amortization of award
  of ESOP and RRP's               -          -         -         -          483
Dividends paid                    -          -         -         -         (793)
Tax benefit of stock
  plans                           -          -         -         -          130
                              -----   --------      ----    -------  ----------
Balance at
     December 31, 1997       $    -     $(946)      $  -    $   (5)    $100,772
                              -----     ------      ----    -------    --------
Three months ended
December 31, 1998
Balance at
     September 30, 1998     $     -     $    -      $  -     $ 659     $263,719
Comprehensive income
  Net income                      -          -         -        -         4,954
  Other comprehensive
   income, net of tax:
    Unrealized loss on
      securities
      available for sale          -          -         -       (158)       (158)

Comprehensive income

Stock options exercised           -          -         -         -           14
Amortization of award
   of ESOP and RRP's              -          -         -         -          709
Dividends paid                    -          -         -         -       (1,912)
Tax benefit of stock
   plans                          -          -         -         -          107
Stock purchased by RRP
   plan                        (7,171)       -         -         -       (7,171)
Treasury shares
   purchased                      -          -      (3,011)      -       (3,011)
                              --------     ------   -------    ---     --------
Balance at
  December 31, 1998           $(7,171)     $ -     $(3,011)    $501    $257,251
                              ========     ======  ========    ====     =======

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                     THREE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                         ------------
                                                                       1998        1997
                                                                       ----        ----
Cash provided by operating activities:
    Net income                                                        $ 4,954    $ 4,095
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Amortization of stock benefit plans                               709        483
        Tax benefit of stock plans credited to capital                    107        130
        Originations of loans held for sale                            (1,997)    (1,411)
        Proceeds from sale of loans held for sale                       2,020        801
        Depreciation and amortization                                     404        281
        Deferred income tax provision (benefit)                           223        (46)
        Increase in deferred loan fees and costs                          586        371
        Amortization of deferred loan fees and costs                     (404)      (255)
        Amortization of goodwill                                           51         56
        Net amortization of other purchase accounting
          adjustments                                                      20         20
        Loss on sale of premises and equipment                              2        ---
        (Gain) loss on sale of real estate owned                         (101)         6
        Accretion of discount on purchased loans                           (3)      (340)
        Increase in accrued interest receivable                            98         51
        Provision for (recovery of) loan losses                           155       (188)
        Provision for (recovery of) losses on real estate owned          (118)       134
        Increase in other assets                                         (893)      (203)
        Increase in income taxes payable                                2,452      2,123
        Decrease in other liabilities                                     (60)       (82)
                                                                      --------   --------

        Net cash provided by operating activities                       8,205      6,026
                                                                        -----      -----

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                        THREE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                            ------------
                                                                         1998          1997
                                                                         ----          ----
Cash used by investing activities:
    Net increase in loans                                              (34,370)      (25,734)
    Purchase of mortgage-backed securities                             (50,152)          ---
    Proceeds from principal repayments of mortgage-backed
        securities                                                      26,095        12,879
    Proceeds from maturities and calls of investment securities
        held to maturity                                                10,000           ---
    Purchase of investment securities held to maturity                    (715)       (9,984)
    Proceeds from maturities and calls of investment securities
        available for sale                                                 ---        28,082
    Purchase of investment securities available for sale                (4,464)      (10,000)
    Proceeds from sale of real estate owned                                679           165
    Purchase of premises and equipment                                    (706)       (1,479)
    Proceeds from sale of premises and equipment                            25            42
    FHLB stock purchase                                                 (2,038)          ---
                                                                      ---------     --------

        Net cash used by investing activities                          (55,646)       (6,029)
                                                                       --------       -------

Cash provided by financing activities:
    Net increase in deposits                                            28,582        14,091
    Net repayments of short-term borrowings                                ---       (10,000)
    Repayments of long-term borrowings                                     ---           (75)
    Net proceeds from long-term borrowings                              60,000           ---
    Decrease in advance payments by borrowers for taxes and
        insurance                                                      (12,418)      (12,063)
    Dividends paid                                                      (1,912)         (793)
    Common stock options exercised                                          14            53
    Purchase of treasury stock                                          (3,011)          ---
    Purchase of common stock by recognition and
        retention plan                                                  (7,171)          ---
                                                                       --------      -------

        Net cash provided (used) by financing activities                64,084        (8,787)
                                                                        ------       -------

        Net increase (decrease) in cash and cash equivalents            16,643        (8,790)

Cash and cash equivalents - beginning of period                         63,763        32,885
                                                                        ------       -------

Cash and cash equivalents - end of period                              $80,406       $24,095
                                                                       =======       =======

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                        THREE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                            ------------
                                                                          1998        1997
                                                                          ----        ----
Supplemental disclosures:
    Cash paid for:
        Interest                                                         $11,762      $11,762
        Taxes                                                                570          638
    Noncash investing and financing activities:
        Additions to real estate acquired in settlement of loans
          through foreclosure                                                177          730
        Sale of real estate owned financed by the Company                    188          210
        Change in unrealized gain (loss) on securities available
          for sale                                                          (257)           2
        Change in deferred taxes related to securities available
          for sale                                                            99           (1)


    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1).     BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements for Harbor Florida Bancshares, Inc. (the "Company") and its subsidiary Harbor Federal Savings Bank (the "Bank") reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition and the consolidated results of operations and cash flows for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

Prior to March 18, 1998, the Company's predecessor entity, Harbor Florida Bancorp, Inc. ("Bancorp"), was owned approximately 53.37% by Harbor Financial M.H.C. ("Mutual Holding Company") and 46.63% by public shareholders. On March 18, 1998, pursuant to a plan of conversion and reorganization, and after a series of transactions: (1) a new entity, Bancshares, became the surviving corporate entity, (2) Bancshares sold the ownership interest in Bancorp previously held by the Mutual Holding Company to the public in a subscription offering (the "Offering") (16,586,752 common shares at $10.00 resulting in net cash proceeds after costs and funding the Harbor Federal Savings Bank Employee Stock Ownership Plan (the "ESOP") of approximately $150 million), (3) previous public shareholders of Bancorp had their shares exchanged into 14,112,400 common shares of Bancshares (exchange ratio of 6.0094 to 1) (the "Exchange"), and (4) the Mutual Holding Company ceased to exist. The total number of shares of common stock outstanding following the Offering and Exchange was 30,699,152. The reorganization was accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments. As a result of the reorganization, the consolidated financial statements for prior periods have been restated to reflect the changes in the par value of common stock from $.01 to $.10 per share and in the number of authorized shares of common stock from 13,000,000 to 70,000,000.

The Company's only significant business is holding the common stock of the Bank. Consequently, its net income is derived from the Bank.

In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 is effective for fiscal years beginning after December 15, 1997. Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 requires all items recognized under accounting standards as components of comprehensive income be reported in a financial statement with equal prominence as other financial statements. Such statement has been presented by the Company beginning with the quarter ended December 31, 1998.

In June, 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments, based on how the enterprise defines such segments. The Company is required to report operating segment information, to the extent such segments are defined, in the financial statements for the year ending September 30, 1999.

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

2).       NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three months ended December 31, 1998 and 1997. Adjustments have been made, where material, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents. Beginning with the quarter ended December 31, 1997, net income per share has been calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share," with previous periods restated.


                                                           Quarter Ended
                                                            December 31,
                                                            ------------
                                                      1998                1997
                                                      ----                ----

Net income                                       $4,953,835          $4,094,664
                                                  =========           =========

Weighted average common shares outstanding:
    Shares outstanding                           30,625,196          30,545,078
    Less weighted average
      uncommitted ESOP shares                    (1,356,459)           (209,488)
                                                  ---------           ---------
        Total                                    29,268,737          30,335,590
                                                 ==========          ==========

Basic earnings per share                             $ 0.17              $ 0.14
                                                      =====               =====


Weighted average common shares outstanding       29,268,737          30,335,590
  Additional dilutive shares related to
     stock benefit plans                            287,844             611,104
                                                 ----------          ----------
  Total weighted average common shares and
     equivalents outstanding for diluted
     earnings per share computation              29,556,581          30,946,694
                                                 ==========          ==========


Diluted earnings per share                           $ 0.17              $ 0.13
                                                      =====               =====


Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

3).       INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of December 31, 1998 are as follows:

                                         Gross     Gross      Estimated
                             Amortized unrealized unrealized    market
                                cost     gains     losses       value
                                ----     -----     ------       -----
                                            (In thousands)
Available for sale:
    FHLB notes                $ 50,000    $ 458   $  ---      $ 50,458
    FNMA notes                  19,936      293      ---        20,229
    Equity securities            4,978       66      ---         5,044
                              --------    -----     -----       ------
                                74,915      817      ---        75,731
                              --------     ----     -----       ------
Held to maturity:
    FHLB notes                  19,990      198      ---        20,188
    Municipal securities           715      ---        2           713
                              --------     ----     -----      -------
                                20,705      198        2        20,901
                              --------      ---     -----      -------

    FHLMC mortgage-backed
          securities           103,077      638      ---       103,715
    FNMA mortgage-backed
          securities           121,976    1,154      ---       123,130
                               -------    -----     ----       -------
                               225,053    1,792      ---       226,845
                               -------    -----     ----       -------
                              $320,673   $2,806     $  2      $323,477
                               =======    =====     ====       =======

The amortized cost and estimated market value of investment and mortgage-backed securities as of September 30, 1998 are as follows:

                                             Gross     Gross       Estimated
                               Amortized  unrealized unrealized      market
                                  cost       gains     losses        value
                                  ----       -----     ------        -----
                                             (In thousands)
Available for sale:
    FHLB notes                 $ 50,000       $ 721    $  ---      $ 50,721
    FNMA notes                   19,929         414       ---        20,343
    Equity securities               514         ---        62           452
                               --------     -------      ----       -------
                                 70,443       1,135        62        71,516
                                -------      ------      ----       -------
Held to maturity:
    FHLB notes                   19,989         279       ---        20,268
    FNMA notes                   10,000           5       ---        10,005
                                -------      ------     -----       -------
                                 29,989         284       ---        30,273
                                -------      ------     -----       -------

    FHLMC mortgage-backed
          securities             65,610       1,338       ---        66,948
    FNMA mortgage-backed
          securities            135,439       2,455       ---       137,894
                                -------      ------     -----       -------
                                201,049       3,793       ---       204,842
                                -------      ------     -----       -------
                               $301,481      $5,212      $ 62      $306,631
                                =======       =====       ===       =======

The amortized cost and estimated market value of debt securities at December 31, 1998 and September 30, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                   DECEMBER 31, 1998       SEPTEMBER 30, 1998
                                   -----------------       ------------------
                                               Estimated               Estimated
                                 Amortized       market    Amortized     market
                                    cost         value       cost         value
                                    ----         -----       ----         -----
                                                   (In thousands)
Available for sale:
    Due in one year or less     $      ---   $      ---   $   ---   $      ---
    Due in one to five years        69,937       70,687     69,929       71,064
    Equity securities                4,978        5,044        514          452
                                ----------     --------  ---------     --------
                                    74,915       75,731     70,443       71,516
                                  --------      -------   --------      -------
Held to maturity:
    Due in one year or less            ---          ---        ---          ---
    Due in one to five years        19,990       20,188     29,989       30,273
    Due in five to ten years           ---          ---        ---          ---
    Due after ten years                715          713        ---          ---
                                 ---------   ----------  ---------  -----------
                                    20,705       20,901     29,989       30,273
                                  --------      -------   --------     --------

    FHLMC mortgage-backed
          securities               103,077      103,715     65,610       66,948
    FNMA mortgage-backed
          securities               121,976      123,130    135,439      137,894
                                  --------      -------   --------      -------
                                   225,053      226,845    201,049      204,842
                                   -------      -------    -------      -------
                                  $320,673     $323,477   $301,481     $306,631
                                   =======      =======    =======      =======

As of December 31, 1998, the Company had pledged mortgage-backed securities with a market value of $349,000 and a carrying value of $336,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $1,381,000 and a carrying value of $1,341,000 to collateralize Treasury, tax and loan accounts as of December 31, 1998.

4).     LOANS


Loans are summarized below:                 DECEMBER 31,           SEPTEMBER 30,
                                                 1998                  1998
                                                 ----                  ----
                                                    (Dollars in thousands)
Mortgage loans:
    Construction 1-4 family                    $ 71,143              $ 66,671
    Permanent 1-4 family                        732,490               707,078
    Multi-family                                 11,429                11,074
    Nonresidential                               88,930                84,254
    Land                                         26,521                27,562
                                             ----------           -----------
        Total mortgage loans                    930,513               896,639
                                              ---------            ----------

Other loans:
    Commercial nonmortgage                       18,255                15,074
    Home improvement                             17,815                19,016
    Manufactured housing                         16,231                16,418
    Other consumer                               59,896                59,223
                                             ----------           -----------
        Total other loans                       112,197               109,731
                                             ----------            ----------
        Total loans                           1,042,710             1,006,370
                                              ---------             ---------

Less:
    Loans in process                             48,069                46,152
    Net deferred loan fees and discounts          3,995                 3,700
    Allowance for loan losses                    11,920                11,818
                                             ----------            ----------
                                                 63,984                61,670
                                             ----------            ----------
        Total loans, net                     $  978,726            $  944,700
                                              =========             =========

An analysis of the allowance for loan losses follows:


                                               THREE MONTHS ENDED
                                                    DECEMBER 31,
                                                    ------------
                                            1998                   1997
                                            ----                   ----
                                                   (In thousands)
Beginning balance                        $ 11,818               $ 11,691
Provision for (recovery of)
    loan losses                               155                   (188)
Charge-offs                                   (82)                  (108)
Recoveries                                     29                     13
                                         --------               --------
Ending balance                           $ 11,920               $ 11,408
                                           ======                 ======

At December 31, 1998 and September 30, 1998, loans with unpaid principal balances of approximately $3,592,000 and $2,447,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of December 31, 1998 and September 30, 1998, approximately $2,936,000 and $1,909,000, respectively, of these loans were in the process of foreclosure.

As of December 31, 1998 and September 30, 1998, mortgage loans which had been sold on a recourse basis had outstanding principal balances of approximately $1,987,000 and $2,213,000, respectively.

5).     REAL ESTATE OWNED

Real estate owned includes the following:


                                                 DECEMBER 31,      SEPTEMBER 30,
                                                     1998              1998
                                                     ----              ----
                                                         (In thousands)
Real estate acquired in satisfaction of loans      $ 2,579           $ 3,168
Allowance for losses                                  (516)             (634)
                                                     -----             -----
                                                   $ 2,063           $ 2,534
                                                    ======            ======

Activity in the allowance for losses on real estate owned is as follows:


                                                      THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                         ------------
                                                     1998               1997
                                                     ----               ----
                                                        (In thousands)
Beginning balance                                $    634             $  578
Provision for (reversal of) losses                   (118)               134
Charge-offs                                           ---                (80)
                                                    -----               ----
Ending balance                                   $    516             $  632
                                                    =====               ====

Provision for losses on real estate owned is included in income (losses) from real estate operations in the consolidated statements of earnings.

Legal and consulting fees relating to real estate operations and real estate owned are included in other expenses on the consolidated statements of earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements." Harbor Florida Bancshares, Inc (the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could affect actual results include but are not limited to i) change in general market interest rates, ii) general economic conditions, iii) legislative/regulatory changes, iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, v) changes in the quality or composition of the Company's loan and investment portfolios, vi) demand for loan products, vii) deposit flows, viii) competition, and ix) demand for financial services in the Company's markets. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

RESULTS OF OPERATIONS

Comparison of quarterly results in this section are between the three months ended December 31, 1998 and December 31, 1997.

GENERAL. Net income for the first fiscal quarter ended December 31, 1998, increased 21.0% to $5.0 million or 17 cents per diluted share, compared to $4.1 million or 13 cents per diluted share for the same period last year. This increase was due primarily to an increase in average interest-earning assets resulting primarily from the cash proceeds from the stock offering completed on March 18, 1998. Net income for the quarter ended December 31, 1997 included the recognition of nonrecurring income of $978,000, after tax, on the payoff of a problem commercial real estate loan and on the sale of the Bank's ownership interest in its data processing servicer.

NET INTEREST INCOME. Net interest income increased 19.3% to $13.5 million for the quarter ended December 31, 1998, from $11.3 million for the quarter ended December 31, 1997. This increase was due primarily to an increase in average interest-earning assets to $1.344 billion for the quarter ended December 31, 1998, compared to $1.104 billion for the comparable period in 1997 resulting primarily from the cash proceeds of the stock offering. Interest income for the quarter ending December 31, 1997, included $874,000 of interest income recognized on the payoff of the commercial real estate loan, referred to above. This loan was performing, but had been seriously delinquent in the past and had other characteristics which caused management to be uncertain about the ability of the borrower to comply with the loan repayment terms. Additional interest income was recognized in the amount of $874,000 due to deferred cash interest payments and unearned purchase discount remaining at time of payoff.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, volume and type of lending conducted by the Company, industry standards, the status of past due and nonperforming loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The provision for loan losses was $155,000 for the quarter ended December 31, 1998, compared to a credit of $188,000 for the comparable period in 1997. The provision for the quarter ended December 31, 1998 was principally comprised of a charge of $105,000 due to loan growth, $53,000 for net charge offs and a credit of $3,000 related to a decrease in the level of classified loans. The credit to the provision for the quarter ended December 31, 1997 was principally comprised of a credit to the provision of $400,000 related to a decrease in the level of classified loans due primarily to the payoff of two commercial real estate loans. This credit was partially offset by a charge to the provision of approximately $200,000 due to loan growth, primarily in the commercial real estate and consumer loan portfolios. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

OTHER INCOME. Other income decreased to $1.5 million for the quarter ended December 31, 1998, from $1.6 million for the same period last year. This decrease is due primarily to the $719,000 gain on the sale of the Bank's ownership interest in its data processing servicer in the quarter ended December 31, 1997, referred to above, partially offset by an increase of $362,000 in income from real estate operations and an increase of $284,000 in other fees and service charges in the quarter ending December 31, 1998. Income from real estate operations was $220,000 for the quarter ended December 31, 1998, compared to a loss of $143,000 in the comparable period in 1997. Other fees and service charges, primarily from fees and service charges on deposit products, was $1.2 million and $888,000 for the quarters ended December 31, 1998 and 1997, respectively. This increase was primarily due to the growth in deposits.

OTHER EXPENSE. Other expenses increased to $6.5 million for the quarter ended December 31, 1998, from $6.1 million for the same period last year, due primarily to an increase of $623,000 in compensation and benefits and a decrease of $257,000 in occupancy expense. The increase in compensation and benefits is due primarily to additional staff required to support the growth in interest-earning assets and an increase of $226,000 in the amortization of stock benefit plans. The decrease in occupancy expense is due primarily to a decrease in data processing equipment expense.

INCOME TAXES. Income tax expense increased to $3.3 million for the quarter ended December 31, 1998, from $2.8 million for the same period last year due primarily to an increase in pretax accounting income. The effective tax rates were 40% and 41% for the quarters ended December 31, 1998 and 1997, respectively.

FINANCIAL CONDITION

Total assets increased to $1.423 billion at December 31, 1998, from $1.351 billion at the fiscal year ended September 30, 1998. The increase is due primarily to the growth in net loans and mortgage-backed securities funded by increases in deposits and FHLB advances.

Interest-bearing deposits in other banks increased to $41.8 million at December 31, 1998, from $19.9 million at September 30, 1998. The increase is due primarily to an increase in funds on deposit at the FHLB.

Federal funds sold decreased to $10.0 million at December 31, 1998, from $20.0 million at September 30, 1998. The decrease is due primarily to the maturity of term fed funds.

Investment  securities  held to maturity  decreased to $20.7 million at December
31, 1998, from $30.0 million at September 30, 1998. The decrease is due primarily to the purchase of a $715,000 municipal security offset by the call prior to maturity of a $10.0 million FNMA Note.

Investment securities available for sale increased to $75.7 million at December 31, 1998, from $71.5 million at September 30, 1998. The increase is due primarily to the purchase of $4.5 million in equity securities.

Mortgage-backed securities increased to $225.1 million at December 31, 1998, from $201.1 million at September 30, 1998. The increase is due primarily to the purchase of $50.0 million of fifteen-year fixed rate securities offset by $26.1 million of repayments.

Net loans increased to $978.7 million at December 31, 1998, from $944.7 million at September 30, 1998. The increase is due primarily to loan originations of $111.5 million partially offset by repayments of $77.2 million.

Deposits increased to $946.7 million at December 31, 1998, from $918.1 million at September 30, 1998. The increase is due primarily to a net increase in deposits before interest credited of $20.0 million and interest credited of $8.6 million.

FHLB advances increased to $205.0 million at December 31, 1998, from $145.0 million at September 30, 1998. The increase is due to new long-term fixed rate advances of $60.0 million taken in order to fund the purchase of $50.0 million of fifteen-year fixed rate mortgage-backed securities and $10.0 million to refinance a FHLB advance paid off in the quarter ending September 30, 1998.

Stockholders' equity decreased to $257.3 million at December 31, 1998 from $263.7 million at September 30, 1998. The decrease is due primarily to the repurchase of $7.2 million of Company common stock to fund the Company's recognition and retention plan, the repurchase of $3.0 million of Company common stock to be held as treasury stock, partially offset by $5.0 million of earnings for the quarter. During the quarter, the Company repurchased 663,470 shares at an average price of $10.81 per share for the recognition and retention plan and also repurchased 275,330 shares at an average price of $10.9375 to be held as treasury stock in accordance with the Company's stock repurchase program.

At December 31, 1998, the Bank exceeded all regulatory capital requirements as follows:


                         Required             Actual
                         --------             ------        Excess of Actual
                                % of                  %of   over Regulatory
                     Amount    Assets     Amount     Assets   Requirements
                     ------    ------     ------     ------   ------------
                                   (Dollars in thousands)

Tangible Capital    $21,229     1.50%    $191,794     13.55%    $170,565
Core Capital        $56,612     4.00%    $191,794     13.55%    $135,182
Risk-Based Capital  $58,036     8.00%    $199,708     27.53%    $141,672

CASH FLOW

Net cash provided by the Company's operating activities (i.e., cash items affecting net income) was $8.2 million and $6.0 million for the quarters ended December 31, 1998 and 1997, respectively.

Net cash used by the Company's investing activities (i.e., cash receipts primarily from its investment securities, mortgage-backed securities and loan portfolios) was $55.6 million and $6.0 million for the quarters ended December 31, 1998 and 1997, respectively. The increase 1998 was principally due to a $36.9 million net increase in mortgage-backed securities and an $8.6 million net increase in loans.

Net cash provided (used) by the Company's financing activities (i.e., cash receipts primarily from net increases in deposits and net FHLB advances) was $64.1 million and ($8.8) million for the quarters ended December 31, 1998 and 1997, respectively. The increase in 1998 was principally due to a $60.0 million net increase in long-term borrowings and a $14.5 million net increase in deposits.

ASSET QUALITY

Loans 90 days past due are generally placed on nonaccrual status. The Company ceases to accrue interest on a loan once it is placed on nonaccrual status, and interest accrued but unpaid at the time is charged against interest income. Additionally, any loan where it appears evident that the collection of interest is in doubt is also placed on a nonaccrual status. The Company carries real estate owned at the lower of cost or fair value, less cost to dispose. Management regularly reviews assets to determine proper valuation.

The following table sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated:


                                                    December 31, September 30,
                                                        1998          1998
                                                        ----          ----
                                                       (Dollars in thousands)
Nonaccrual mortgage loans:
  Delinquent less than 90 days                       $    ---    $      ---
  Delinquent 90 days or more                            3,046         1,880
                                                        -----         -----
     Total                                              3,046         1,880
                                                        -----         -----

Nonaccrual other loans:
  Delinquent less than 90 days                            ---            25
  Delinquent 90 days or more                              546           542
                                                         ----        ------
     Total                                                546           567
                                                         ----        ------

Total nonaccrual loans                                  3,592         2,447

Accruing loans 90 days or more delinquent                 ---           ---
                                                       ------      --------

Total nonperforming loans                               3,592         2,447

Real estate owned, net of related allowance             2,063         2,534
                                                        -----        ------

Total nonperforming assets                            $ 5,655        $4,981
                                                        =====        ======

Nonperforming loans to total net loans                   .37%         0.26%
Total nonperforming assets to total assets               .40%         0.37%
Allowance for loan losses to total loans                1.22%         1.25%
Allowance for loan losses to nonperforming loans      331.89%       483.13%
Allowance for loan losses to classified loans         207.97%       211.91%
Allowance for losses on real estate owned to total
    real estate owned                                  20.01%        20.01%

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


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

            None

ITEM 5.     OTHER INFORMATION.

On October 14, 1998, the Company announced that its Board of Directors approved a stock repurchase program that permits the Company to acquire up to 4,636,475 shares of its common stock subject to market conditions. This represents approximately 15% of the outstanding common stock and is in addition to shares to be purchased to fund stock awards pursuant to the 1998 Stock Incentive Plan. The repurchase program expires on March 18, 1999.


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

     3(ii) Bylaws of Registrant (Exhibit 3.4 to Pre-Effective Amendment No.1 to the Registration Statement on Form S-1, No. 333-37275, filed November 10, 1997).

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

    10(v) 1994 Stock Option Plan for Outside Directors (Exhibit 10(c) to the Registration Statement on Form S-4 filed December 20, 1996)

    10(vi) Harbor Federal Savings Bank Non-Employee Directors' Retirement Plan (Exhibit 10(vi) to Form 10-Q for the quarter ended June 30, 1997 filed August 11, 1997)

    10(vii) Unfunded Deferred Compensation Plan for Directors (Exhibit 10(vii) to Form 10-K for the year ended September 30, 1998 filed December 24, 1998)

    10(viii) 1998 Stock Incentive Plan for Directors, Officers and Employees (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 26, 1998)

    10(ix) Change of Control Agreements (Exhibit 10(x) to Form 10-K for the year ended September 30, 1998 filed December 24, 1998)

(b) Reports on Form 8-K.

    Form 8-K was filed on November 2, 1998 for a reportable event dated October 14, 1998. An event under item 5 was reported.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               HARBOR FLORIDA BANCSHARES, INC.




Date:    February 8, 1999                                    /s/

                                                ----------------------------
                                                Michael J. Brown, Sr.
                                                President and Chief Executive
                                                Officer



Date:    February 8, 1999                                     /s/
                                                 ----------------------------
                                                 Don W. Bebber
                                                 Senior Vice President, Finance
                                                 and Principal Financial Officer
                                                 Principal Financial Officer