Form 10-Q
period 1999-03-31
HARBOR FLORIDA BANCORP INC
filed 1999-05-14
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934


For the quarterly period ended: March 31, 1999
                                --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from _________ to __________


                        Commission file number 000-22817

                         HARBOR FLORIDA BANCSHARES, INC
                         ------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                         65-0813766
        --------                                         ----------
        (STATE OR OTHER JURISDICTION                     (IRS EMPLOYER
        OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES/ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE          (561) 461-2414
                                                  ------------------------


         Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         As of April 23, 1999, there were 28,981,147 shares of the Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                TABLE OF CONTENTS

Part I.  Financial Information                                             Page

Item 1.     Financial Statements

            Condensed Consolidated Statements of Financial Condition
            as of March 31, 1999 and September 30, 1998 (unaudited).......... 2

            Condensed Consolidated Statements of Earnings for
            the Three Months and Six Months ended March 31, 1999
            and 1998 (unaudited)..............................................3

            Condensed Consolidated Statements of Stockholders'
            Equity and Comprehensive Income for the Six Months
            ended March 31, 1999 and 1998 (unaudited).........................4

            Condensed Consolidated Statements of Cash Flows for
            the Six Months  ended  March 31, 1999 and 1998 (unaudited)........5

            Notes to Condensed Consolidated Financial Statements
            (unaudited).......................................................7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................13


Part II. Other Information

Item 1.     Legal Proceedings................................................18

Item 2.     Changes in Securities............................................18

Item 3.     Defaults Upon Senior Securities..................................18

Item 4.     Submission of Matters to a Vote of Security-Holders..............18

Item 5.     Other Information................................................18

Item 6.     Exhibits and Reports on Form 8-K.................................19

            Signature Page..................................... .............20

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                                    MARCH 31,            SEPTEMBER 30,
                                                                      1999                    1998
                                                                      ----                    ----
Assets
   Cash and amounts due from depository institutions              $    25,254           $    23,861
   Interest-bearing deposits in other banks                            50,828                19,902
   Federal funds sold                                                     ---                20,000
   Investment securities held to maturity                              20,707                29,989
   Investment securities available for sale                            76,749                71,516
   Mortgage-backed securities held to maturity                        203,832               201,049
   Loans held for sale                                                    977                   714
   Loans, net                                                       1,009,195               944,700
   Accrued interest receivable                                          7,402                 7,872
   Real estate owned                                                    1,725                 2,534
   Premises and equipment                                              18,043                16,927
   Federal Home Loan Bank stock                                        10,250                 8,212
   Goodwill, net                                                        2,462                 2,563
   Other assets                                                         1,029                   744
                                                           ------------------    ------------------
     Total assets                                                 $ 1,428,453           $ 1,350,583
                                                           ==================    ==================

Liabilities and Stockholders' Equity
   Deposits                                                      $    966,487           $   918,126
   Long-term debt                                                     205,000               145,000
   Advance payments by borrowers for taxes and insurance                9,438                17,608
   Income taxes payable                                                   754                   761
   Other liabilities                                                    5,216                 5,369
                                                           ------------------    ------------------
     Total liabilities                                              1,186,895             1,086,864
                                                           ------------------    ------------------
   Preferred stock ($.10 par value; authorized
     10,000,000 shares; none
     issued and outstanding)                                            ---                   ---
   Common stock ($.10 par value; authorized
     70,000,000 shares; 31,084,440
     issued and 29,052,889 outstanding at
     March 31, 1999 and 30,909,830
     issued and outstanding at September 30, 1998)                      3,108                 3,091
   Paid-in capital                                                    191,231               189,958
   Retained earnings                                                   89,474                83,355
   Common stock purchased by:
     Employee stock ownership plan (ESOP)                             (13,095)              (13,344)
     Recognition and retention plans (RRP)                             (7,171)                  ---
   Accumulated other comprehensive income, net                            668                   659
   Treasury stock, at cost, 2,031,551 shares                          (22,657)                  ---
                                                           -------------------   ------------------
     Total stockholders' equity                                       241,558               263,719
                                                           ------------------    ------------------
     Total                                                        $ 1,428,453           $ 1,350,583
                                                           ==================    ==================


  SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        MARCH 31,                       MARCH 31,
                                                        ---------                       ---------
                                                  1999             1998             1999             1998
                                                  ----             ----             ----             ----
   Interest income:
     Loans                                    $   20,194       $   18,618       $   40,154       $   37,735
     Investment securities                         1,577              842            3,155            1,714
     Mortgage-backed securities                    3,391            2,663            6,770            5,476
     Other                                           685              650            1,414              903
                                            ------------     ------------     ------------     ------------
        Total interest income                     25,847           22,773           51,493           45,828
                                            ------------     ------------     ------------     ------------
   Interest expense:
     Deposits                                      9,377           10,028           19,046           20,306
     Other                                         2,844            1,431            5,356            2,920
                                            ------------     ------------     ------------     ------------
        Total interest expense                    12,221           11,459           24,402           23,226
                                            ------------     ------------     ------------     ------------
        Net interest income                       13,626           11,314           27,091           22,602
   Provision for loan losses                         354              651              509              463
                                            ------------     ------------     ------------     ------------
        Net interest income after
          provision for loan losses               13,272           10,663           26,582           22,139
                                            ------------     ------------     ------------     ------------
   Other income:
     Other fees and service charges                1,323            1,025            2,495            1,913
     Income (losses) from real estate
          operations                                  75              (63)             294             (206)
     Gain on sale of mortgage loans                   16               40               46               60
     Other                                            47               83              108              898
                                            ------------     ------------     ------------     ------------
        Total other income                         1,461            1,085            2,943            2,665
                                            ------------     ------------     ------------     ------------
   Other expenses:
     Compensation and employee benefits            3,684            3,496            7,728            6,917
     Occupancy                                       814              755            1,601            1,800
     SAIF deposit insurance premium                  141              144              275              288
     Other                                         1,667            1,532            3,192            3,039
                                            ------------     ------------     ------------     ------------
        Total other expense                        6,306            5,927           12,796           12,044
                                            ------------     ------------     ------------     ------------
        Income before income taxes                 8,427            5,821           16,729           12,760

   Income tax expense                              3,204            2,432            6,552            5,276
                                            ------------     ------------     ------------     ------------
        Net income                            $    5,223          $ 3,389         $ 10,177          $ 7,484
                                              ==========     ============     ============     ============

        Net income per share
           Basic                                 $ 0.19           $ 0.11           $ 0.36           $ 0.25
                                                 ======           ======           ======           ======
           Diluted                               $ 0.18           $ 0.11           $ 0.35           $ 0.24
                                                 ======           ======           ======           ======

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                        EQUITY AND COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                                                      COMMON
                                                                                      STOCK                  ACCUM.
                                                               COMMON     COMMON     PURCHASED               OTHER
                   COMPRE-                                     STOCK      STOCK     BY DEFERRED   TREASURY   COMPRE-
                   HENSIVE    COMMON    PAID-IN    RETAINED   PURCHASED  PURCHASED  COMPENSATION   STOCK     HENSIVE
                   INCOME     STOCK     CAPITAL    EARNINGS    BY ESOP    BY RRP'S     PLAN       PURCHASED  INCOME      TOTAL
                   ------     -----     -------    --------   --------   --------      ----       ---------  -----       -----
SIX MONTHS ENDED MARCH 31, 1998
-------------------------------
Balance at September
 30, 1997                    $3,052     $23,874     $71,203     $(374)      $  -      $(946)      $   -      $ (7)     $96,802

Comprehensive income
--------------------
 Net income        $7,484         -           -       7,484         -          -          -           -         -        7,484
 Other compre-
  hensive income,
  net of tax:
   Unrealized
   loss on
   securities
   available
   for sale          (54)         -           -           -         -          -          -           -       (54)         (54)
                     ---
Comprehensive
 income           $7,430
                  ======
Reorganization
 of MHC                           -           -         200         -          -          -           -         -          200
Proceeds of
 stock offering                   -     163,577           -         -          -          -           -         -      163,577
Issue ESOP
 shares                           -           -           -   (13,269)         -          -           -         -      (13,269)
Stock options
 exercised                       18         287           -         -          -          -           -         -          305
Amortization of
 award of ESOP
 and RRP's                        -         851           -       149          -          -           -         -        1,000
Dividends paid                    -           -      (1,603)        -          -          -           -         -       (1,603)
Distribution
 of stock by
 deferred comp.
 plan                             -           -           -         -          -         80           -         -           80
Stock issued to
 deferred comp.
 plan                             -           -           -         -          -        (46)          -         -          (46)
Tax benefit
 of stock plans                   -         130           -         -          -          -           -         -          130
                             ------    --------     -------  --------     ------     ------        ----     -----       ------
Balance at March
 31, 1998                    $3,070    $188,719     $77,284  $(13,494)    $    -      $(912)       $  -     $  61)    $254,606
                             ======    ========     =======  ========     ======     ======        ====     =====     ========

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                        EQUITY AND COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                                                      COMMON
                                                                                      STOCK                  ACCUM.
                                                               COMMON     COMMON     PURCHASED               OTHER
                   COMPRE-                                     STOCK      STOCK     BY DEFERRED   TREASURY   COMPRE-
                   HENSIVE    COMMON    PAID-IN    RETAINED   PURCHASED  PURCHASED  COMPENSATION   STOCK     HENSIVE
                   INCOME     STOCK     CAPITAL    EARNINGS    BY ESOP    BY RRP'S     PLAN       PURCHASED  INCOME      TOTAL
                   ------     -----     -------    --------   --------   --------      ----       ---------  -----       -----

SIX MONTHS ENDED MARCH 31, 1999
-------------------------------
Balance at September
    30, 1998                 $3,091    $189,958     $83,355  $(13,344)    $    -     $    -       $  -      $ 659     $263,719

Comprehensive income
--------------------
 Net income        $10,177        -           -      10,177         -          -          -          -          -       10,177
 Other compre-
  hensive income,
  net of tax:
   Unrealized
    gain on
    securities
    available
    for sale             9        -           -           -         -          -          -          -          9            9
                   -------
Comprehensive
    income         $10,186        -           -           -         -          -          -          -          -           -
                   =======
Stock options
 exercised                       17         284           -         -          -          -          -          -          301
Amortization
 of award of ESOP and RRP's       -         882           -        249         -          -          -          -        1,131
Dividends paid                    -           -      (4,058)        -          -          -          -          -       (4,058)
Tax benefit
 of stock plans                   -         107           -         -          -          -          -          -          107
Stock purchased
 by RRP plan                      -           -           -         -     (7,171)         -          -          -       (7,171)
Treasury shares
 purchased                        -           -           -         -          -          -    (22,657)         -      (22,657)
                            -------   ---------    --------  ---------  --------     ------  ---------      -----      --------
 Balance at March
  31, 1999                  $ 3,108   $ 191,231    $ 89,474  $(13,095)  $ (7,171)    $    -  $ (22,657)     $ 668     $241,558
                            =======   =========    ========  =========  ========     ======  =========      =====     ========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    SIX MONTHS ENDED
                                                                                       MARCH 31
                                                                                 1999               1998
                                                                                 ----               ----
Cash provided by operating activities:
    Net income                                                                  10,177            $ 7,484
    Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of stock benefit plans                                      1,131              1,000
        Tax benefit of stock plans credited to capital                             107                130
        Originations of loans held for sale                                     (4,599)            (4,969)
        Proceeds from sale of loans held for sale                                4,336              4,223
        Depreciation and amortization                                              786                585
        Deferred income tax benefit                                                (14)              (302)
        Increase in deferred loan fees and costs                                 1,143                819
        Amortization of deferred loan fees and costs                              (820)              (587)
        Amortization of goodwill                                                   101                111
        Net amortization of other purchase accounting adjustments                   40                 40
        Loss on sale of premises and equipment                                       2                ---
        (Gain) loss on sale of real estate owned                                   (87)                 1
        Accretion of discount on purchased loans                                    (6)              (344)
        (Increase) decrease in accrued interest receivable                         470                (29)
        Provision for loan losses                                                  509                463
        Provision for (recovery of) losses on real estate owned                   (203)               196
        Increase in other assets                                                  (285)              (309)
        Decrease in income taxes payable                                            (7)              (389)
        Increase (decrease) in other liabilities                                  (144)               394
                                                                        ---------------    --------------
          Net cash provided by operating activities                             12,637              8,517
                                                                        --------------     --------------

Cash used by investing activities:
    Net increase in loans                                                      (65,292)           (55,507)
    Purchase of mortgage-backed securities                                     (50,152)            (9,990)
    Proceeds from principal repayments of mortgage-backed securities            47,275             30,605
    Proceeds from maturities and calls of investment securities held
        to maturity                                                             10,000              5,000
    Purchase of investment securities held to maturity                            (715)            (9,985)
    Proceeds from maturities and calls of investment securities
        available for sale                                                      10,000             43,082
    Purchase of investment securities available for sale                       (15,204)           (59,912)
    Proceeds from sale of real estate owned                                      1,031                289
    Purchase of premises and equipment                                          (1,900)            (2,553)
    Proceeds from sale of premises and equipment                                    71                 46
    FHLB stock purchase                                                         (2,038)              (617)
                                                                        ---------------    ---------------
        Net cash used by investing activities                                  (66,924)           (59,542)
                                                                        ---------------    ---------------




                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                    SIX MONTHS ENDED
                                                                                       MARCH 31
                                                                                 1999               1998
                                                                                 ----               ----
Cash provided by financing activities:
    Net increase in deposits                                                    48,361              9,228
    Net repayments of short-term borrowings                                        ---            (30,400)
    Repayments of long-term borrowings                                             ---                (75)
    Net proceeds from long-term borrowings                                      60,000             25,000
    Decrease in advance payments by borrowers for taxes and insurance           (8,170)            (7,656)
    Dividends paid                                                              (4,058)            (1,603)
    Common stock options exercised                                                 301                304
    Purchase of common stock by deferred compensation plan                         ---                (46)
    Net proceeds from issuance of common stock                                     ---            150,308
    Purchase of treasury stock                                                 (22,657)               ---
    Purchase of common stock by recognition and retention plan                  (7,171)               ---
                                                                        ---------------    --------------
        Net cash provided by financing activities                               66,606            145,060
                                                                        --------------     --------------
        Net increase in cash and cash equivalents                               12,319             94,035

Cash and cash equivalents - beginning of period                                 63,763             32,885
                                                                        --------------     --------------
Cash and cash equivalents - end of period                                      $76,082           $126,920
                                                                        ==============     ==============

Supplemental disclosures:
    Cash paid for:
         Interest                                                              $24,019            $23,215
        Taxes                                                                    6,470              5,838
    Noncash investing and financing activities:
        Additions to real estate acquired in settlement of loans
          through foreclosure                                                      633              1,234
        Sale of real estate owned financed by the Company                          700                287
        Change in unrealized gain (loss) on securities available for
          sale                                                                      14                (88)
        Change in deferred taxes related to securities available for
          sale                                                                      (5)                34
        Issuance of ESOP common stock                                              ---             13,269
        Reorganization of Harbor Financial, MHC                                    ---                200
        Distribution of deferred compensation plan                                 ---                 80


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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 is effective for fiscal years beginning after December 15, 1997. Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 requires all items recognized under accounting standards as components of comprehensive income be reported in a financial statement with equal prominence as other financial statements. Such statement has been presented by the Company beginning with the quarter ended December 31, 1998.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments, based on how the enterprise defines such segments. The Company is required to report operating segment information, to the extent such segments are defined, in the financial statements for the year ending September 30, 1999.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption permitted. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is currently anticipated that the Company will adopt Statement 133 on October 1, 1999, and that the statement will not have a significant financial statement impact upon adoption.

In October, 1998, the FASB issued Statement of Financial Accounting Standards 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." ("Statement 134") Statement 134 is effective for the first fiscal quarter beginning after December 15, 1998, with earlier adoption permitted. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage entity. It is currently anticipated that the Company will adopt Statement 134 on October 1, 1999, and that the statement will not have a significant financial statement impact upon adoption.



2).     NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three months ended March 31, 1999 and 1998. Adjustments have been made, where material, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.

                                                                QUARTER ENDED
                                                                  MARCH 31,

                                                            1999                  1998
                                                            ----                  ----

Net income                                               $5,222,670            $3,388,936
                                                          =========             =========
Weighted average common shares outstanding:
    Shares outstanding                                   29,400,060            30,678,683
    Less weighted average uncommitted ESOP shares        (1,320,926)             (370,950)
                                                         ----------            ----------
        Total                                            28,079,134            30,307,773
                                                         ==========            ==========

Basic earnings per share                                     $ 0.19                $ 0.11
                                                              =====                 =====



Weighted average common shares outstanding               28,079,134            30,307,733

Additional dilutive shares related to stock
    benefit plans                                           219,516               481,388
                                                            -------               -------
Total weighted average common shares and
    equivalents outstanding for diluted earnings
    per share computation                                29,298,650            30,789,121
                                                         ==========            ==========

Diluted earnings per share                                   $ 0.18                $ 0.11
                                                              =====                 =====


Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

3).     INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of March 31, 1999 are as follows:

                                                   GROSS      GROSS    ESTIMATED
                                      AMORTIZED  UNREALIZED  UNREALIZED  MARKET
                                        COST       GAINS      LOSSES     VALUE
                                        ----       -----      ------     -----
                                                        (IN THOUSANDS)
Available for sale:
    FHLB notes                         $ 50,000   $    203   $      4   $ 50,199
    FNMA notes                           19,944        123       --       20,067
    Equity securities                     5,718        765       --        6,483
                                       --------   --------   --------   --------
                                         75,662      1,091          4     76,749
                                       --------   --------   --------   --------
Held to maturity:
    FHLB notes                           19,992        105       --       20,097
    Municipal securities                    715       --           27        688
                                       --------   --------   --------   --------
                                         20,707        105         27     20,785
                                       --------   --------   --------   --------

    FHLMC mortgage-backed securities     93,138        576        608     93,106
    FNMA mortgage-backed securities     110,694        624        180    111,138
                                       --------   --------   --------   --------
                                        203,832      1,200        788    204,244
                                       --------   --------   --------   --------
                                       $300,201   $  2,396   $    819   $301,778
                                       ========   ========   ========   ========

The amortized cost and estimated market value of investment and mortgage-backed securities as of September 30, 1998 are as follows:

                                                  GROSS      GROSS     ESTIMATED
                                      AMORTIZED UNREALIZED  UNREALIZED    MARKET
                                         COST     GAINS      LOSSES       VALUE
                                         ----     -----      ------       -----
                                                      (IN THOUSANDS)
Available for sale:
    FHLB notes                         $ 50,000   $    721   $   --     $ 50,721
    FNMA notes                           19,929        414       --       20,343
    Equity securities                       514       --           62        452
                                       --------   --------   --------   --------
                                         70,443      1,135         62     71,516
                                       --------   --------   --------   --------
Held to maturity:
    FHLB notes                           19,989        279       --       20,268
    FNMA notes                           10,000          5       --       10,005
                                       --------   --------   --------   --------
                                         29,989        284       --       30,273
                                       --------   --------   --------   --------

    FHLMC mortgage-backed securities     65,610      1,338       --       66,948
    FNMA mortgage-backed securities     135,439      2,455       --      137,894
                                       --------   --------   --------   --------
                                        201,049      3,793       --      204,842
                                       --------   --------   --------   --------
                                       $301,481   $  5,212   $     62   $306,631
                                       ========   ========   ========   ========

The amortized cost and estimated market value of debt securities at March 31, 1999 and September 30, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                          MARCH 31, 1999     SEPTEMBER 30, 1998
                                          --------------     ------------------
                                                  ESTIMATED            ESTIMATED
                                       AMORTIZED   MARKET    AMORTIZED   MARKET
                                          COST      VALUE      COST      VALUE
                                          ----      -----      ----      -----
                                                  (IN THOUSANDS)
Available for sale:
    Due in one year or less                $---       $---       $---       $---
    Due in one to five years             69,944     70,266     69,929     71,064
    Equity securities                     5,718      6,483        514        452
                                       --------   --------   --------   --------
                                         75,662     76,749     70,443     71,516
                                       --------   --------   --------   --------
Held to maturity:
    Due in one year or less                --         --         --         --
    Due in one to five years             19,992     20,097     29,989     30,273
    Due in five to ten years               --         --         --         --
    Due after ten years                     715        688       --         --
                                       --------   --------   --------   --------
                                         20,707     20,785     29,989     30,273
                                       --------   --------   --------   --------

    FHLMC mortgage-backed securities     93,138     93,106     65,610     66,948
    FNMA mortgage-backed securities     110,694    111,138    135,439    137,894
                                       --------   --------   --------   --------
                                        203,832    204,244    201,049    204,842
                                       --------   --------   --------   --------
                                       $300,201   $301,778   $301,481   $306,631
                                       ========   ========   ========   ========

As of March 31, 1999, the Company had pledged mortgage-backed securities with a market value of $328,000 and a carrying value of $315,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $1,238,000 and a carrying value of $1,199,000 to collateralize Treasury, tax and loan accounts as of March 31, 1999.

4).     LOANS


Loans are summarized below:
                                                MARCH 31,   SEPTEMBER 30,
                                                  1999          1998
                                                  ----          ----
                                                     (IN THOUSANDS)
Mortgage loans:
    Construction 1-4 family                     $ 69,146      $ 66,671
    Permanent 1-4 family                         755,769       707,078
    Multi-family                                  12,511        11,074
    Nonresidential                                94,936        84,254
    Land                                          25,597        27,562
                                                  ------        ------
        Total mortgage loans                     957,959       896,639
                                                 -------       -------
Other loans:
    Commercial nonmortgage                        19,554        15,074
    Home improvement                              17,211        19,016
    Manufactured housing                          16,383        16,418
    Other consumer                                60,936        59,223
                                                  ------        ------
        Total other loans                        114,084       109,731
                                                 -------       -------
        Total loans                            1,072,043     1,006,370
                                               ---------     ---------
Less:
    Loans in process                              46,852        46,152
    Net deferred loan fees and discounts           4,127         3,700
    Allowance for loan losses                     11,869        11,818
                                                  ------        ------
                                                  62,848        61,670
                                                  ------        ------
        Total loans, net                     $ 1,009,195    $  944,700
                                              ==========     =========

An analysis of the allowance for loan losses follows:

                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                    MARCH 31,              MARCH 31,
                                1999       1998        1999        1998
                                ----       ----        ----        ----

                                      (IN THOUSANDS)

Beginning balance            $ 11,920    $ 11,408    $ 11,818    $ 11,691
 Provision for loan losses        354         651         509         463
 Charge-offs                     (426)       (178)       (508)       (286)
 Recoveries                        21          89          50         102
                             --------    --------    --------    --------
Ending balance               $ 11,869    $ 11,970    $ 11,869    $ 11,970
                             ========    ========    ========    ========


At March 31, 1999 and September 30, 1998, loans with unpaid principal balances of approximately $2,964,000 and $2,447,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of March 31, 1999 and September 30, 1998, approximately $2,238,000 and $1,909,000, respectively, of these loans were in the process of foreclosure.

As of March 31, 1999 and September 30, 1998, mortgage loans which had been sold on a recourse basis had outstanding principal balances of approximately $1,770,000 and $2,213,000, respectively.

5).     REAL ESTATE OWNED

Real estate owned includes the following:


                                                 MARCH 31,    SEPTEMBER 30,
                                                   1999           1998
                                                   ----           ----
                                                   (IN THOUSANDS)

Real estate acquired in satisfaction of loans      $ 2,156       $ 3,168
Allowance for losses                                  (431)         (634)
                                                   -------       -------
                                                   $ 1,725       $ 2,534
                                                   =======       =======

Activity in the allowance for losses on real estate owned is as follows:

                                      THREE MONTHS ENDED  SIX MONTHS ENDED
                                          MARCH 31           MARCH 31,
                                          --------           ---------
                                       1999      1998     1999      1998
                                       ----      ----     ----      ----
                                                (IN THOUSANDS)
Beginning balance                       516       632      634       578
Provision for (reversal of) losses      (85)       62     (203)      196
Charge-offs                             --        --       --        (80)
                                      -----     -----    -----     -----
Ending balance                        $ 431     $ 694    $ 431     $ 694
                                      =====     =====    =====     =====


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements." Harbor Florida Bancshares, Inc. (the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could affect actual results include but are not limited to i) change in general market interest rates, ii) general economic conditions, iii) legislative/regulatory changes, iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, v) changes in the quality or composition of the Company's loan and investment portfolios, vi) demand for loan products, vii) deposit flows, viii) competition, and ix) demand for financial services in the Company's markets. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

RESULTS OF OPERATIONS

Comparisons of quarterly results in this section are between the three months ended March 31, 1999 and March 31, 1998. Comparisons of fiscal year to date results are between the six months then ended.

GENERAL. Net income for the second fiscal quarter ended March 31, 1999, increased 54.1% to $5.2 million or 18 cents per diluted share, compared to $3.4 million or 11 cents per diluted share for the same period last year. This increase was due primarily to an increase in average interest-earning assets resulting primarily from the cash proceeds from the stock offering completed on March 18, 1998. Net income for the first half of fiscal 1999 increased 36.0% to $10.2 million or 35 cents per diluted share, compared to $7.5 million or 24 cents per diluted share for the same period last year. This increase was due primarily to the increase in average interest-earning assets. Net income for the six months ended March 31, 1998 included the recognition of nonrecurring income of $978,000, after tax, on the payoff of a problem commercial real estate loan and on the sale of the Bank's ownership interest in its data processing servicer.

NET INTEREST INCOME. Net interest income increased 20.4% to $13.6 million for the quarter ended March 31, 1999, from $11.3 million for the quarter ended March 31, 1998. For the six months ended March 31, 1999, net interest income increased 19.9% to $27.1 million compared to $22.6 million for the same period last year. This increase was due primarily to an increase in average interest-earning assets to $1.362 billion for the six months ended March 31, 1999, compared to $1.125 billion for the comparable period in 1998 resulting primarily from the cash proceeds of the stock offering. Interest income for the six months ended March 31, 1998 included $874,000 of interest income recognized on the payoff of the commercial real estate loan, referred to above. This loan was performing, but had been seriously delinquent in the past and had other characteristics which caused management to be uncertain about the ability of the borrower to comply with the loan repayment terms. Additional interest income was recognized due to deferred cash interest payments and unearned purchase discount remaining at time of payoff.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, volume and type of lending conducted by the Company, industry standards, the status of past due and nonperforming loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The provision for loan losses was $354,000 for the quarter ended March 31, 1999, compared to $651,000 for the comparable period in 1998. For the six months ended March 31, 1999, the provision for loan losses was $509,000 compared to $463,000 for the comparable period in 1998. The provision for the six months ended March 31, 1999 was principally comprised of a charge of $422,000 due to loan growth, primarily in the commercial real estate and residential loan portfolios, $178,000 for net charge offs and a credit of $91,000 related to a decrease in the level of classified loans. The provision for the six months ended March 31, 1998 was principally comprised of a credit to the provision of $121,000 related to a decrease in the level of classified loans, a charge of $467,000 due to loan growth, primarily in the commercial real estate and residential loan portfolios, and a charge of $117,000 for net charge offs. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

OTHER INCOME. Other income increased to $1.5 million for the quarter ended March 31, 1999, from $1.1 million for the same period last year. Other income increased to $2.9 million for the six months ended March 31, 1999, from $2.7 million for the comparable period in 1998. This increase is due primarily to an increase of $582,000 in other fees and service charges, an increase of $500,000 in income from real estate operations partially offset by the $719,000 gain on the sale of the Bank's ownership interest in its data processing servicer included in the six months ended March 31, 1998, referred to above. Other fees and service charges, primarily from fees and service charges on deposit products, was $2.5 million and $1.9 million for the six months ended March 31, 1999 and 1998, respectively. This increase was primarily due to the growth in deposits. Income from real estate operations was $294,000 for the six months ended March 31, 1999, compared to a loss of $206,000 in the comparable period in 1998. The income for the six months ended March 31, 1999 was due primarily to a $203,000 credit to the provision for losses on real estate owned. The loss for the six months ended March 31, 1998 was due primarily to a $196,000 provision for losses on real estate owned.

OTHER EXPENSE. Other expenses increased to $6.3 million for the quarter ended March 31, 1999, from $5.9 million for the same period last year. Other expense increased to $12.8 million for the six months ended March 31, 1999, from $12.0 million for the comparable period in 1998 due primarily to an increase of $811,000 in compensation and benefits and a decrease of $199,000 in occupancy expense. The increase in compensation and benefits is due primarily to additional staff required to support the growth in interest-earning assets and an increase of $131,000 in the amortization of stock benefit plans. The decrease in occupancy expense is due primarily to a decrease in data processing equipment expense.

INCOME TAXES. Income tax expense increased to $3.2 million for the quarter ended March 31, 1999, from $2.4 million for the same period last year. Income tax expense increased to $6.6 million for the six months ended March 31, 1999, from $5.3 million for the comparable period in 1998 due primarily to an increase in pretax accounting income. The effective tax rates were 39% and 41% for the six months ended March 31, 1999 and 1998, respectively.

FINANCIAL CONDITION

Total assets increased to $1.428 billion at March 31, 1999, from $1.351 billion at the fiscal year ended September 30, 1998. The increase is due primarily to the growth in net loans.

Interest-bearing deposits in other banks increased to $50.8 million at March 31, 1999, from $19.9 million at September 30, 1998. The increase is due primarily to an increase in funds on deposit at the FHLB.

Federal funds sold decreased to zero at March 31, 1999, from $20.0 million at September 30, 1998. The decrease is due primarily to the maturity of term fed funds.

Investment securities held to maturity decreased to $20.7 million at March 31, 1999, from $30.0 million at September 30, 1998. The decrease is due primarily to the purchase of a $715,000 municipal security offset by the call prior to maturity of a $10.0 million FNMA Note.

Investment securities available for sale increased to $76.7 million at March 31, 1999, from $71.5 million at September 30, 1998. The increase is due primarily to the purchase of $5.9 million in equity securities.

Mortgage-backed securities increased to $203.8 million at March 31, 1999, from $201.1 million at September 30, 1998. The increase is due primarily to the purchase of $50.0 million of fifteen-year fixed rate securities offset by $47.3 million of repayments.

Net loans increased to $1.009 billion at March 31, 1999, from $944.7 million at September 30, 1998. The increase is due primarily to loan originations of $201.4 million partially offset by repayments of $139.4 million.

Deposits increased to $966.5 million at March 31, 1999, from $918.1 million at September 30, 1998. The increase is due primarily to a net increase in deposits before interest credited of $31.5 million and interest credited of $16.9 million.

FHLB advances increased to $205.0 million at March 31, 1999, from $145.0 million at September 30, 1998. The increase is due to new long-term fixed rate advances of $60.0 million taken in order to fund the purchase of $50.0 million of fifteen-year fixed rate mortgage-backed securities and $10.0 million to refinance a FHLB advance paid off in the quarter ending September 30, 1998.

Stockholders' equity decreased to $241.6 million at March 31, 1999 from $263.7 million at September 30, 1998. The decrease is due primarily to the repurchase of $7.2 million of Company common stock to fund the Company's recognition and retention plan, the repurchase of $22.7 million of Company common stock to be held as treasury stock, partially offset by $10.2 million of earnings for the fiscal year. During the fiscal year, the Company repurchased 663,470 shares at an average price of $10.81 per share for the recognition and retention plan and also repurchased 2,031,551 shares at an average price of $11.15 to be held as treasury stock in accordance with the Company's stock repurchase program.

 At March 31, 1999, the Bank exceeded all regulatory capital requirements as follows:

                                                                    EXCESS OF
                                  REQUIRED               ACTUAL    ACTUAL OVER
                                    % OF                  % OF      REGULATORY
                        AMOUNT     ASSETS       AMOUNT   ASSETS    REQUIREMENTS
                        ------     ------       ------   ------    ------------
                                       (DOLLARS IN THOUSANDS)

Tangible Capital      $ 21,295       1.50%     $197,168   13.89%     $175,873
Core Capital          $ 56,785       4.00%     $197,168   13.89%     $140,383
Risk-Based Capital    $ 59,224       8.00%     $205,365   27.74%     $146,141

CASH FLOW

Net cash provided by the Company's operating activities (i.e., cash items affecting net income) was $12.6 million and $8.5 million for the six months ended March 31, 1999 and 1998, respectively.

Net cash used by the Company's investing activities (i.e., cash receipts and disbursements primarily from its investment securities, mortgage-backed securities and loan portfolios) was $66.9 million and $59.5 million for the six months ended March 31, 1999 and 1998, respectively. The increase in 1999 was principally due to a $23.5 million net increase in mortgage-backed securities and a $9.8 million net increase in loans partially offset by a $25.9 million net decrease in investment securities.

Net cash provided by the Company's financing activities (i.e., cash receipts primarily from net increases in deposits and net FHLB advances) was $66.6 million and $145.1 million for the six months ended March 31, 1999 and 1998, respectively. The decrease in 1999 was principally due to a $150.3 million decrease in net proceeds from issuance of common stock, a $29.8 million decrease due to the repurchase of Company common stock partially offset by a $39.1 million net increase in deposits, a $35.0 million net increase in long-term borrowings and a $30.4 million net increase in short-term borrowings.

YEAR 2000 CONSIDERATIONS

The following is a Year 2000 Readiness Disclosure Statement.

The Company realized the importance of Year 2000 readiness early and made a commitment to be well prepared for the New Millennium. To successfully prepare for the Year 2000, enterprise coordination has been established and resources have been mobilized across the Company to support this effort.

All of the Company's internal mission critical and mission necessary systems were tested and believed to be compliant by December 31, 1998 and mission critical third party relationships were tested prior to March 31, 1999. It is expected that all mission critical systems will be tested and substantially implemented by June 30, 1999. To date, all of our vendors appear to be able to achieve compliance in the requisite time.

It is the intention of the Company to maintain normal business operations during the Year 2000 transition and beyond. The Year 2000 process is currently on schedule and management believes that the Company will be well prepared for the date change. Even so, a Year 2000 Contingency plan has been developed as an addition to the Company's Corporate Recovery manual and has been approved by the Board of Directors. The plan provides the means of ensuring the continuity of daily operations in the event of a loss of essential resources due to Year 2000 induced system failures.

A list of alternative vendors and contingencies for specific business processes has been created as part of the Company's Contingency plan. If needed, management is prepared to use alternative branch sites located throughout the banking system to act as backup sites for branches that may incur interruption or outages. Additionally, management has developed a cash and liquidity contingency plan should any unlikely problems occur with funds availability.

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

The following table sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated:


                                                     MARCH 31,     SEPTEMBER 30,
                                                        1999            1998
                                                        ----            ----

                                                        (DOLLARS IN THOUSANDS)

Nonaccrual mortgage loans:
  Delinquent less than 90 days                        $     38    $      ---
  Delinquent 90 days or more                             2,854         1,880
                                                         -----         -----
     Total                                               2,892         1,880
                                                         -----         -----
Nonaccrual other loans:
  Delinquent less than 90 days                             ---            25
  Delinquent 90 days or more                                72           542
                                                         -----         -----
     Total                                                  72           567
                                                         -----         -----

Total nonaccrual loans                                   2,964         2,447

Accruing loans 90 days or more delinquent                  ---           ---
                                                         -----         -----
Total nonperforming loans                                2,964         2,447

Real estate owned, net of related allowance              1,725         2,534
                                                         -----         -----

Total nonperforming assets                             $ 4,689       $ 4,981
                                                         =====         =====

Nonperforming loans to total net loans                    .29%          .26%
Total nonperforming assets to total assets                .33%          .37%
Allowance for loan losses to total loans                 1.18%         1.25%
Allowance for loan losses to nonperforming loans       400.46%       483.13%
Allowance for loan losses to classified loans          250.99%       211.91%
Allowance for losses on real estate owned
   to total real estate owned                           19.99%        20.01%

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


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

An Annual Meeting of Stockholders of the Company was held March 19, 1999 for the purpose of considering and voting upon the following matters:

           1.   To elect two directors of the Company for three (3) year terms.

           2. To ratify the appointment by the Company's Board of Directors of the firm of KPMG LLP as independent public accountants for the Company for the fiscal year ending September 30, 1999.

           3. To approve an amendment to the Harbor Florida Bancshares, Inc. 1998 Stock Incentive Plan for directors, officers and employees (the "Plan").

           4. To approve the adjournment of the Annual Meeting, if necessary, to permit solicitation of proxies in the event there are not sufficient vote at the time of the Annual Meeting to approve one or more of the preceding proposals.

            The following table sets for the results as to each matter voted upon:

     PROPOSAL              FOR           AGAINST        ABSTAIN     % APPROVED        BROKER NON-VOTES
 No. 1 - Enns          26,507,111        182,299            ---          86%                 ---
     Abernethy         26,499,922        189,488            ---          86%                 ---
 No. 2                 26,515,901         99,206         74,303          86%                 ---
 No. 3                 23,315,660      2,911,764        273,368          76%                 ---
 No. 4                 23,989,420      2,598,719        101,271          78%                 ---

ITEM 5.     OTHER INFORMATION.

On March 18 1999, the Board of Director's approved a continuance of the Company's stock repurchase program. The new authority permits the Company to acquire up to 2,904,625 shares of its common stock subject to market conditions. This represents approximately 10% of the outstanding common stock. As of March 31, 1999, the Company has repurchased a total of 2,031,551 shares to be held as treasury stock, in addition to shares that were purchased to fund the 1998 Stock Incentive Plan.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Exhibits.

The following Exhibits are included with this Report or are incorporated into this Report by reference, as indicated:

            Exhibit
            Number    Description

            3(i)      Certificate of Incorporation  of Registrant  (Exhibit 3.3
                      to Pre-effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-37275 filed November 10,
                      1997)

            3(ii)     Bylaws  of  Registrant   (Exhibit  3.4  to  Pre-Effective
                      Amendment No. 1 to the Registration Statement on Form S-1, No. 333-37275, filed November 10, 1997)

            10(i) Employment contract with Michael J. Brown, Sr. (Exhibit 10(a) to the Registration Statement on Form S-4 filed December 20, 1996)

            10(ii) 1994 Incentive Stock Option Plan (Exhibit 10(b) to the Registration Statement on Form S-4 filed December 20,
                      1996)

            10(iii) 1994 Stock Option Plan for Outside Directors (Exhibit 10(c) to the Registration Statement on Form S-4 filed December 20, 1996)

            10(iv)    Harbor  Federal  Savings  Bank  Non-Employee   Directors'
                      Retirement Plan (Exhibit 10(vi) to Form 10-Q for the quarter ended June 30, 1997 filed August 11, 1997)

            10(v)     Unfunded   Deferred   Compensation   Plan  for  Directors
                      (Exhibit   10(vii)  to  Form  10-K  for  the  year  ended
                      September 30, 1998 filed December 24, 1998)

            10(vi) 1998 Stock Incentive Plan for Directors, Officers and Employees (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 26, 1998)

            10(vii) Change of Control Agreements (Exhibit 10(x) to Form 10-K for the year ended September 30, 1998 filed December 24,
                      1998)

(b)         Reports on Form 8-K.

            Form 8-K was filed on March 26, 1999 for a reportable event dated March 18, 1999. An event under item 5 was reported.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               HARBOR FLORIDA BANCSHARES, INC.




Date:    May 13, 1999                                          /s/
                                                   ----------------------------
                                                   Michael J. Brown, Sr.
                                                   President and Chief Executive
                                                   Officer



Date:    May 13, 1999                                          /s/
                                                   ----------------------------
                                                   Don W. Bebber
                                                   Senior Vice President,
                                                   Finance and Principal
                                                   Financial Officer