Form 10-Q
period 1999-06-30
HARBOR FLORIDA BANCORP INC
filed 1999-08-11
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: June 30, 1999
                                       OR

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
                                                  --------------------------


         Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         As of July 22, 1999, there were 28,750,656 shares of the Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                Table of Contents

Part I.  Financial Information                                             Page

Item 1.    Financial Statements

   Condensed  Consolidated  Statements  of  Financial  Condition
   as of June 30,  1999 and  September  30, 1998(unaudited)................. 2

   Condensed  Consolidated  Statements  of Earnings for the three months and nine months ended June 30, 1999 and 1998 (unaudited)...........3

   Condensed  Consolidated  Statements of  Stockholders'  Equity
   and  Comprehensive  Income for the nine months ended
   June 30, 1999 and 1998 (unaudited)........................................4

   Condensed  Consolidated  Statements of Cash Flows for the nine months ended June 30, 1999 and 1998 (unaudited)...........................5

   Notes to Condensed Consolidated Financial Statements (unaudited)..........7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................13

Item 3.    Quantitative and Qualitative Disclosures about Market
           Risk and Asset and Liability Management..........................18


Part II. Other Information

Item 1.    Legal Proceedings................................................19

Item 2.    Changes in Securities............................................19

Item 3.    Defaults Upon Senior Securities..................................19

Item 4.    Submission of Matters to a Vote of Security-Holders..............19

Item 5.    Other Information................................................19

Item 6.    Exhibits and Reports on Form 8-K.................................19

           Signature Page...................................................21

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Financial Condition
                    (Dollars in thousands except share data)

                                                           June 30,        September 30
                                                             1999             1998
                                                             ----             ----

Assets
   Cash and amounts due from depository institutions ...   $    24,511    $    23,861
   Interest-bearing deposits in other banks ............        38,102         19,902
   Federal funds sold ..................................          --           20,000
   Investment securities held to maturity ..............        10,708         29,989
   Investment securities available for sale ............        76,290         71,516
   Mortgage-backed securities held to maturity .........       209,710        201,049
   Loans held for sale .................................         2,551            714
   Loans, net ..........................................     1,035,137        944,700
   Accrued interest receivable .........................         7,607          7,872
   Real estate owned ...................................         1,517          2,534
   Premises and equipment ..............................        19,329         16,927
   Federal Home Loan Bank stock ........................        10,250          8,212
   Goodwill, net .......................................         2,411          2,563
   Other assets ........................................         1,284            744
                                                           -----------    -----------
     Total assets ......................................   $ 1,439,407    $ 1,350,583
                                                           ===========    ===========

Liabilities and Stockholders' Equity
   Deposits ............................................   $   973,383    $   918,126
   Long-term debt ......................................       205,000        145,000
   Advance payments by borrowers for taxes and insurance        14,303         17,608
   Income taxes payable ................................           470            761
   Other liabilities ...................................         4,836          5,369
                                                           -----------    -----------
     Total liabilities .................................     1,197,992      1,086,864
                                                           -----------    -----------
    Preferred stock ($.10 par value; authorized
      10,000,000 shares; none issued
      and outstanding) .................................          --             --
   Common stock ($.10 par value; authorized
      70,000,000 shares; 31,089,704
      issued and 28,749,653 outstanding
      at June 30, 1999 and 30,909,830 issued
      and outstanding at September 30, 1998) ...........         3,109          3,091
   Paid-in capital .....................................       191,507        189,958
   Retained earnings ...................................        92,924         83,355
   Common stock purchased by:
     Employee stock ownership plan (ESOP) ..............       (12,920)       (13,344)
     Recognition and retention plans (RRP) .............        (7,171)          --
   Accumulated other comprehensive income, net .........           285            659
   Treasury stock, at cost, 2,340,051 shares ...........       (26,319)          --
                                                           -----------    -----------
     Total stockholders' equity ........................       241,415        263,719
                                                           -----------    -----------
        Total                                              $ 1,439,407    $ 1,350,583
                                                           ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                    (Dollars in thousands except share data)

                                           Three months ended      Nine months ended
                                                June 30,                June 30,
                                                --------                --------
                                             1999       1998        1999       1998
                                             ----       ----        ----       ----
Interest income:
  Loans ................................   $ 20,704   $ 19,020    $ 60,859   $ 56,754
  Investment securities ................      1,518      1,547       4,673      3,262
  Mortgage-backed securities ...........      3,169      2,792       9,939      8,268
  Other ................................        656        956       2,070      1,859
                                           --------   --------    --------   --------
     Total interest income .............     26,047     24,315      77,541     70,143
                                           --------   --------    --------   --------
Interest expense:
  Deposits .............................      9,336      9,915      28,382     30,221
  Other ................................      2,862      1,460       8,219      4,380
                                           --------   --------    --------   --------
     Total interest expense ............     12,198     11,375      36,601     34,601
                                           --------   --------    --------   --------
     Net interest income ...............     13,849     12,940      40,940     35,542
Provision for (recovery of) loan losses         155       (231)        665        232
                                           --------   --------    --------   --------
     Net interest income after provision
        for(recovery of) loan losses ...     13,694     13,171      40,275     35,310
                                           --------   --------    --------   --------
Other income:
  Other fees and service charges .......      1,346      1,024       3,841      2,937
  Income (losses) from real estate
     operations ........................        104        156         399        (49)
  Gain on sale of mortgage loans .......         17         40          63        100
  Other ................................         64        667         172      1,565
                                           --------   --------    --------   --------
     Total other income ................      1,531      1,887       4,475      4,553
                                           --------   --------    --------   --------
Other expenses:
  Compensation and employee benefits ...      3,788      3,595      11,516     10,513
  Occupancy ............................        841        776       2,442      2,576
  SAIF deposit insurance premium .......        138        143         413        431
  Other ................................      1,579      1,473       4,771      4,512
                                           --------   --------    --------   --------
     Total other expense ...............      6,346      5,987      19,142     18,032
                                           --------   --------    --------   --------

     Income before income taxes ........      8,879      9,071      25,608     21,831
Income tax expense .....................      3,405      3,736       9,957      9,012
                                           --------   --------    --------   --------
     Net income ........................   $  5,474   $  5,335    $ 15,651   $ 12,819
                                           ========   ========    ========   ========

     Net income per share
        Basic ..........................   $   0.20   $   0.18    $   0.56   $   0.43
                                           ========   ========    ========   ========
        Diluted ........................   $   0.20   $   0.18    $   0.55   $   0.42
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

                                                                                           Common
                                                                                            stock                 Accum.
                                                                     Common    Common     purchased               other
                         Compre-                                     Stock     stock     by deferred   Treasury    compre-
                         hensive      Common   Paid-in  Retained   Purchased  purchased  compensation   stock     hensive
                          income      stock    capital  earnings    by ESOP    by RRP's      plan      purchased   income      Total
                         -------      -----    -------  --------    -------    --------      ----      ---------  --------     -----
Nine months ended
June 30, 1998
-------------
Balance at September
    30, 1997                         $3,052    $23,874  $71,203      $(374)       $-        $(946)       $ -       $ (7)    $96,802
 Comprehensive income
 Net income              $12,819          -          -   12,819          -         -            -          -          -      12,819
 Other comprehensive
    income, net of
    tax:
  Unrealized loss on
      securities
      available for
      sale                   (11)         -          -        -          -         -            -          -        (11)        (11)
                           -----
 Comprehensive income    $12,808
 Reorganization of MHC                    -          -      200          -         -            -          -          -         200
 Proceeds of stock
    offering                              -    163,533        -          -         -            -          -          -     163,533
 Issue ESOP shares                        -          -        -    (13,269)        -            -          -          -     (13,269)
 Stock options
    exercised                            22        351        -          -         -            -          -          -         373
 Amortization of
    award of ESOP and
    RRP's                                 -      1,323        -        224         -            -          -          -       1,547
 Dividends paid                           -          -   (3,503)         -         -            -          -          -      (3,503)
 Distribution of
    stock by deferred
    comp. plan                            -          -        -          -         -           80          -          -          80
 Stock issued to
    deferred comp.
    plan                                  -          -        -          -         -          (75)         -          -         (75)
 Tax benefit of stock
    plans                                 -        130        -          -         -            -          -          -         130
                                    -------   -------- --------   ---------      ---        ------        --     ------    --------
Balance at June 30,
    1998                             $3,074   $189,211  $80,719   $(13,419)      $ -        $(941)        $-     $ (18)    $258,626
                                     ======   ========  =======   =========      ===        ======        ==     ======    ========

Nine months ended
June 30, 1999
-------------
Balance at September
    30, 1998                         $3,091   $189,958  $83,355   $(13,344)      $ -          $ -         $-      $ 659    $263,719
 Comprehensive income
 Net income                $15,651        -          -   15,651          -         -            -          -          -      15,651
 Other comprehensive
    income, net of
    tax:
  Unrealized loss on
      securities
      available for
      sale                   (374)        -          -        -          -         -            -          -       (374)       (374)
                           ------
 Comprehensive income      $15,277        -          -        -          -         -            -          -          -           -
                           =======
 Stock options
    exercised                            18        293        -          -         -            -          -          -         311
 Amortization of
    award of ESOP and
    RRP's                                 -      1,149        -        424         -            -          -          -       1,573
 Dividends paid                           -          -   (6,082)         -         -            -          -          -      (6,082)
 Tax benefit of stock
    plans                                 -        107        -          -         -            -          -          -         107
 Stock purchased by
    RRP plan                              -          -        -          -    (7,171)           -          -          -      (7,171)
 Treasury shares
    purchased                             -          -        -          -         -            -   (26,319)          -     (26,319)
                                    -------  --------- --------  ---------- ---------         --- ----------      -----    --------
 Balance at June 30,
    1999                            $ 3,109  $ 191,507 $ 92,924  $ (12,920) $ (7,171)         $ - $ (26,319)      $ 285    $241,415
                                    =======  ========= ========  ========== =========         === ==========      =====    ========

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                            Nine months ended
                                                                                 June 30
                                                                           1999          1998
                                                                           ----          ----
 Cash provided by operating activities:
     Net income                                                            15,651      $ 12,819
     Adjustments to reconcile net income to net cash provided by operating activities:
         Amortization of stock benefit plans                                1,573         1,547
         Tax benefit of stock plans credited to capital                       107           130
         Originations of loans held for sale                               (7,632)       (7,197)
         Proceeds from sale of loans held for sale                          5,795         6,631
         Depreciation and amortization                                      1,217           922
         Deferred income tax provision (benefit)                             (280)           43
         Increase in deferred loan fees and costs                           1,654         1,304
         Amortization of deferred loan fees and costs                      (1,213)         (881)
         Amortization of goodwill                                             152           167
         Net amortization of other purchase accounting adjustments             60            60
         Gain on sale of premises and equipment                                (3)         (594)
         Gain on sale of real estate owned                                   (168)          (93)
         Accretion of discount on purchased loans                             (10)         (347)
         (Increase) decrease in accrued interest receivable                   265        (1,202)
         Provision for loan losses                                            665           232
         Provision for (recovery of) losses on real estate owned             (216)           89
         (Increase) decrease in other assets                                 (540)          424
         Increase (decrease) in income taxes payable                         (291)          166
         Increase (decrease) in other liabilities                             (19)          410
                                                                        ----------  -----------
           Net cash provided by operating activities                       16,767        14,630
                                                                        ---------   -----------

 Cash used by investing activities:
     Net increase in loans                                                (91,625)      (82,818)
     Purchase of mortgage-backed securities                               (70,073)      (70,287)
     Proceeds from principal repayments of mortgage-backed securities      61,278        53,299
     Proceeds from maturities and calls of investment securities held to
         maturity                                                          20,000         5,000
     Purchase of investment securities held to maturity                      (715)      (29,983)
     Proceeds from maturities and calls of investment securities
         available for sale                                                20,000        43,082
     Purchase of investment securities available for sale                 (25,359)      (69,913)
     Proceeds from sale of real estate owned                                1,433         1,314
     Purchase of premises and equipment                                    (3,584)       (4,043)
     Proceeds from sale of premises and equipment                              75         1,606
     FHLB stock purchase                                                   (2,038)         (617)
                                                                        ----------  ------------
         Net cash used by investing activities                            (90,608)     (153,360)
                                                                        ----------  ------------









 Cash provided by financing activities:
     Net increase in deposits                                              55,257         3,792
     Net repayments of short-term borrowings                                  ---       (30,400)
     Repayments of long-term borrowings                                       ---           (75)
     Net proceeds from long-term borrowings                                60,000        55,000
     Decrease in advance payments by borrowers for taxes and insurance     (3,305)       (2,707)
     Dividends paid                                                        (6,082)       (3,503)
     Common stock options exercised                                           311           373
     Purchase of common stock by deferred compensation plan                   ---           (75)
     Net proceeds from issuance of common stock                               ---       150,264
     Purchase of treasury stock                                           (26,319)          ---
     Purchase of common stock by recognition and retention plan            (7,171)          ---
                                                                        ----------  -----------
         Net cash provided by financing activities                         72,691       172,669
                                                                        ---------   -----------

         Net increase (decrease) in cash and cash equivalents              (1,150)       33,939
 Cash and cash equivalents - beginning of period                           63,763        32,885
                                                                        ---------   -----------
 Cash and cash equivalents - end of period                                $62,613       $66,824
                                                                        =========   ===========

 Supplemental disclosures:
     Cash paid for:
         Interest                                                         $36,216       $34,517
         Taxes                                                             10,395         8,672
     Noncash investing and financing activities:
         Additions to real estate acquired in settlement of loans
           through foreclosure                                                976         1,731
         Sale of real estate owned financed by the Company                    944           387
         Change in unrealized gain (loss) on securities available for
           sale                                                              (608)          (18)
         Change in deferred taxes related to securities available for
           sale                                                               234             7
         Issuance of ESOP common stock                                        ---        13,269
         Reorganization of Harbor Financial, MHC                              ---           200
         Distribution of deferred compensation plan                           ---            80
         Transfer to short-term borrowings from long term debt                ---           300


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

In June 1997, the Financial Accounting Standards Board ("the FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 is effective for fiscal years beginning after December 15, 1997. Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 requires all items recognized under accounting standards as components of comprehensive income be reported in a financial statement with equal prominence as other financial statements. Such statement has been presented by the Company beginning with the quarter ended December 31, 1998.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The effective date for Statement 133 was delayed by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB No. 133" ("Statement 137"), to fiscal years beginning after June 15, 2000. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is currently anticipated that the Company will adopt Statement 133 on October 1, 2000, and that the statement will not have a significant financial statement impact upon adoption.

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

2).     NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three months and nine months ended June 30, 1999 and 1998. Adjustments have been made, where material, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.

                                                Three months ended            Nine months ended
                                                     June 30,                     June 30,

                                                 1999          1998          1999           1998
                                                 ----          ----          ----           ----


Net income ...............................  $  5,474,268   $ 5,335,328  $ 15,650,774   $ 12,818,928
                                            ============   ===========  ============   ============


Weighted average common shares
  outstanding:
    Shares outstanding ...................    28,323,965    30,731,364    29,449,739     30,651,708

    Less weighted average uncommitted ESOP
    shares ...............................    (1,303,468)   (1,446,473    (1,326,950)      (675,637)
                                            ------------   -----------  ------------   ------------
        Total ............................    27,020,497    29,284,891    28,122,789     29,976,071
                                            ============   ===========  ============   ============




Basic earnings per share .................  $       0.20   $      0.18  $       0.56   $       0.43
                                            ============   ===========  ============   ============



Weighted average common shares outstanding    27,020,497    29,284,891    28,122,789     29,976,071

  Additional dilutive shares related to
    stock benefit plans ..................       341,204       450,671       282,855        514,388
                                            ------------   -----------  ------------   ------------

  Total weighted average common shares and
    equivalents outstanding for diluted
    earnings per share computation .......    27,361,701    29,735,562    28,405,644     30,490,459
                                            ============   ===========  ============   ============


Diluted earnings per share ...............  $       0.20   $      0.18  $       0.55   $       0.42
                                            ============   ===========  ============   ============

Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

3).     INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of June 30, 1999 are as follows:
                                                  Gross        Gross   Estimated
                                     Amortized  unrealized  unrealized   market
                                         cost      gains       losses    value
                                         ----      -----       ------    -----
                                                  (In thousands)
Available for sale:
    FHLB notes                       $ 50,000       $ ---      $328   $ 49,672
    FNMA notes                         19,951         ---        32     19,919
    Equity securities                   5,873         910        84      6,699
                                        -----         ---        --      -----
                                       75,824         910       444     76,290
                                       ------         ---       ---     ------
Held to maturity:
    FHLB notes                          9,993          32       ---     10,025
    Municipal securities                  715         ---        61        654
                                          ---         ---        --        ---
                                       10,708          32        61     10,679
                                       ------          --        --     ------

    FHLMC mortgage-backed securities   92,649         393     2,039     91,003
    FNMA mortgage-backed securities   117,061         375     1,257    116,179
                                      -------         ---     -----    -------
                                      209,710         768     3,296    207,182
                                      -------         ---     -----    -------
                                     $296,242      $1,710    $3,801   $294,151
                                      =======       =====     =====    =======

The amortized cost and estimated market value of investment and mortgage-backed securities as of September 30, 1998 are as follows:

                                                    Gross     Gross    Estimated
                                        Amortized unrealized unrealized   market
                                            cost     gains      losses     value
                                            ----     -----      ------     -----
                                                      (In thousands)
Available for sale:
    FHLB notes                          $ 50,000     $ 721      $---   $ 50,721
    FNMA notes                            19,929       414       ---     20,343
    Equity securities                        514       ---        62        452
                                             ---       ---        --        ---
                                          70,443     1,135        62     71,516
                                          ------     -----        --     ------
Held to maturity:
    FHLB notes                            19,989       279       ---     20,268
    FNMA notes                            10,000         5       ---     10,005
                                          ------         -       ---     ------
                                          29,989       284       ---     30,273
                                          ------       ---       ---     ------

    FHLMC mortgage-backed securities      65,610     1,338       ---     66,948
    FNMA mortgage-backed securities      135,439     2,455       ---    137,894
                                         -------     -----       ---    -------
                                         201,049     3,793       ---    204,842
                                         -------     -----       ---    -------
                                        $301,481    $5,212      $ 62   $306,631
                                         =======     =====       ===    =======

The amortized cost and estimated market value of debt securities at June 30, 1999 and September 30, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                         June 30, 1999        September 30, 1998
                                         -------------        ------------------
                                                 Estimated             Estimated
                                       Amortized   Market    Amortized    Market
                                         cost      Value      Cost        Value
                                                   (In thousands)
Available for sale:
    Due in one year or less            $   --     $   --     $   --     $   --
    Due in one to five years             69,951     69,591     69,929     71,064
    Equity securities                     5,873      6,699        514        452
                                       --------   --------   --------   --------
                                         75,824     76,290     70,443     71,516
                                       --------   --------   --------   --------

Held to maturity:
     Due in one year or less               --         --         --         --
     Due in one to five years             9,993     10,025     29,989     30,273
     Due in five to ten years              --         --         --         --
     Due after ten years                    715        654       --         --
                                       --------   --------   --------   --------
                                         10,708     10,679     29,989     30,273
                                       --------   --------   --------   --------

    FHLMC mortgage-backed securities     92,649     91,003     65,610     66,948
    FNMA mortgage-backed securities     117,061    116,179    135,439    137,894
                                       --------   --------   --------   --------
                                        209,710    207,182    201,049    204,842
                                       --------   --------   --------   --------

                                       $296,242   $294,151   $301,481   $306,631
                                       ========   ========   ========   ========


As of June 30, 1999, the Company had pledged mortgage-backed securities with a market value of $302,000 and a carrying value of $294,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $1,116,000 and a carrying value of $1,096,000 to collateralize Treasury, tax and loan accounts as of June 30, 1999.

4).     Loans


Loans are summarized below:
                                                    June 30,     September 30,
                                                      1999           1998
                                                      ----           ----
                                                        (In thousands)
Mortgage loans:
    Construction 1-4 family                         $ 80,952       $ 66,671
    Permanent 1-4 family                             769,724        707,078
    Multi-family                                      14,364         11,074
    Nonresidential                                   102,162         84,254
    Land                                              27,620         27,562
                                                     ------         ------
        Total mortgage loans                         994,822        896,639
                                                     -------        -------

Other loans:
    Commercial nonmortgage                            20,091         15,074
    Home improvement                                  16,924         19,016
    Manufactured housing                              16,254         16,418
    Other consumer                                    63,835         59,223
                                                      ------         ------
        Total other loans                            117,104        109,731
                                                     -------        -------
        Total loans                                1,111,926      1,006,370
                                                   ---------      ---------
Less:
    Loans in process                                  60,567         46,152
    Net deferred loan fees and discounts               4,239          3,700
    Allowance for loan losses                         11,983         11,818
                                                      ------         ------
                                                      76,789         61,670
                                                      ------         ------
        Total loans, net                         $ 1,035,137     $  944,700
                                                  ==========      =========

An analysis of the allowance for loan losses follows:

                                Three months ended      Nine months ended
                                      June 30,             June 30,
                                1999        1998      1999         1998
                                ----        ----      ----         ----
                                            (In thousands)
Beginning balance            $ 11,870    $ 11,970    $ 11,818    $ 11,691
Provision for loan losses         155        (231)        665         232
Charge-offs                       (59)        (84)       (566)       (370)
Recoveries                         17         121          66         223
                             --------    --------    --------    --------
Ending balance               $ 11,983    $ 11,776    $ 11,983    $ 11,776
                             ========    ========    ========    ========

At June 30, 1999 and September 30, 1998, loans with unpaid principal balances of approximately $2,729,000 and $2,447,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of June 30, 1999 and September 30, 1998, approximately $2,107,000 and $1,909,000, respectively, of these loans were in the process of foreclosure.

As of June 30, 1999 and September 30, 1998, mortgage loans which had been sold on a recourse basis had outstanding principal balances of approximately $1,586,000 and $2,213,000, respectively.

5).     Real Estate Owned

Real estate owned includes the following:

                                                         June 30,  September 30,
                                                           1999          1998
                                                           ----          ----
                                                             (In thousands)
Real estate acquired in satisfaction
     of loans                                             $1,517        $ 3,168
Allowance for losses                                        --             (634)
                                                          ------        -------
                                                          $1,517        $ 2,534
                                                          ======        =======

Activity in the allowance for losses on real estate owned is as follows:

                                         Three months ended    Nine months ended
                                            June 30                June 30,
                                            --------               --------
                                          1999       1998       1999       1998
                                          ----       ----       ----       ----
                                                      (In thousands)
Beginning balance                          431        694        634        578
 Provision for (reversal of)
   losses                                  (13)      (107)      (216)        89
 Charge-offs                              (418)      --         (418)       (80)
                                         -----      -----      -----      -----
Ending balance                           $--        $ 587      $--        $ 587
                                         =====      =====      =====      =====


Provision for losses on real estate owned is included in income (losses) from real estate operations in the consolidated statements of earnings.

Charge-offs for the quarter ended June 30, 1999 was due to a charge-off of $418,000 on one real estate owned property.

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

Results of Operations

Comparisons of quarterly results in this section are between the three months ended June 30, 1999 and June 30, 1998. Comparisons of fiscal year to date results are between the nine months then ended.

General. Diluted earnings per share for the third fiscal quarter ended June 30, 1999, increased 17.6% to 20 cents per share on net income of $5.5 million, compared to 17 cents per share on net income of $5.0 million for the same period last year (excluding the impact in 1998 of the $366,000 after tax gain on the sale of land and buildings). This increase was due primarily to an increase in average interest-earning assets and a decrease in the average number of shares outstanding. Reported diluted earnings per share for the quarter ended June 30, 1998 was 18 cents per share on net income of $5.3 million. Diluted earnings per share for the nine months ended June 30, 1999, increased 44.7% to 55 cents per diluted share on net income of $15.7 million, compared to 38 cents per share on net income of $11.5 million for the same period last year (excluding the impact in 1998 of the gain referred to above and $978,000 after tax of nonrecurring income in the first quarter on the payoff of a problem commercial real estate loan and on the sale of the Bank's ownership interest in its data processing servicer). This increase was due primarily to the increase in average interest-earning assets and a decrease in the average number of shares outstanding. Reported diluted earnings per share for the nine months ending June 30, 1998 was 42 cents per share on net income of $12.8 million.

Net Interest Income. Net interest income increased 7.0% to $13.8 million for the quarter ended June 30, 1999, from $12.9 million for the quarter ended June 30, 1998. For the nine months ended June 30, 1999, net interest income increased 15.2% to $40.9 million compared to $35.5 million for the same period last year. This increase was due primarily to an increase in average interest-earning assets to $1.373 billion for the nine months ended June 30, 1999, compared to $1.169 billion for the comparable period in 1998 resulting primarily from the cash proceeds of the stock offering completed on March 18, 1998. Interest income for the nine months ended June 30, 1998 included $874,000 of interest income recognized on the payoff of the commercial real estate loan, referred to above. This loan was performing, but had been seriously delinquent in the past and had other characteristics which caused management to be uncertain about the ability of the borrower to comply with the loan repayment terms. Additional interest income was recognized due to deferred cash interest payments and unearned purchase discount remaining at time of payoff.

Provision for Loan Losses. The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, volume and type of lending conducted by the Company, industry standards, the status of past due and nonperforming loans, the general economic conditions of the Company's lending area and other factors affecting collectibility of the Company's loan portfolio. The provision for loan losses was $155,000 for the quarter ended June 30, 1999, compared to a credit of $231,000 for the comparable period in 1998. For the nine months ended June 30, 1999, the provision for loan losses was $665,000 compared to $232,000 for the comparable period in 1998. The provision for the nine months ended June 30, 1999 was principally comprised of a charge of $462,000 due to loan growth, primarily in the commercial real estate, commercial business and residential loan portfolios, $220,000 for net charge offs and a credit of $17,000 related to a decrease in the level of classified loans. The provision for the nine months ended June 30, 1998 was principally comprised of a credit to the provision of $571,000 related to a decrease in the level of classified loans, a charge of $723,000 due to loan growth, primarily in the commercial real estate and residential loan portfolios, and a charge of $80,000 for net charge offs. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Other Income. Other income decreased to $1.5 million for the quarter ended June 30, 1999, from $1.9 million for the same period last year. This decrease is due primarily to the $596,000 gain on the sale of land and buildings in the quarter ended June 30, 1998, referred to above, partially offset by an increase of $322,000 in other fees and service charges. Other income decreased to $4.5 million for the nine months ended June 30, 1999, from $4.6 million for the comparable period in 1998. This decrease is due primarily to the $596,000 gain and the $719,000 gain on the sale of the Bank's ownership interest in its data processing servicer included in the nine months ended June 30, 1998, referred to above, partially offset by an increase of $904,000 in other fees and service charges and an increase of $448,000 in income from real estate operations. Other fees and service charges, primarily from fees and service charges on deposit products, were $3.8 million and $2.9 million for the nine months ended June 30, 1999 and 1998, respectively. This increase was primarily due to the growth in deposits. Income from real estate operations was $399,000 for the nine months ended June 30, 1999, compared to a loss of $49,000 in the comparable period in 1998. The income for the nine months ended June 30, 1999 was due primarily to a $216,000 credit to the provision for losses on real estate owned. The loss for the nine months ended June 30, 1998 was due primarily to a $89,000 provision for losses on real estate owned.

Other Expense. Other expenses increased to $6.4 million for the quarter ended June 30, 1999, from $6.0 million for the same period last year. Other expense increased to $19.1 million for the nine months ended June 30, 1999, from $18.0 million for the comparable period in 1998 due primarily to an increase of $1.0 million in compensation and benefits, a decrease of $134,000 in occupancy expense and an increase of $259,000 in other expenses. The increase in compensation and benefits is due primarily to additional staff required to support the growth in interest-earning assets. The decrease in occupancy expense is due primarily to a decrease in data processing equipment expense. The increase in other expenses is due primarily to an increase of $156,000 in deposit account losses, an increase of $59,000 in data processing services and an increase of $53,000 in advertising and promotion.

Income Taxes. Income tax expense decreased to $3.4 million for the quarter ended June 30, 1999, from $3.7 million for the same period last year due primarily to a decrease in the effective tax rate. Income tax expense increased to $10.0 million for the nine months ended June 30, 1999, from $9.0 million for the comparable period in 1998 due primarily to an increase in pretax accounting income, partially offset by a decrease in the effective tax rate. The effective tax rates were 39% and 41% for the nine months ended June 30, 1999 and 1998, respectively.

Financial Condition

Total assets increased to $1.439 billion at June 30, 1999, from $1.351 billion at the fiscal year ended September 30, 1998. The increase is due primarily to the growth in net loans.

Interest-bearing deposits in other banks increased to $38.1 million at June 30, 1999, from $19.9 million at September 30, 1998. The increase is due primarily to an increase in funds on deposit at the FHLB.

Federal funds sold decreased to zero at June 30, 1999, from $20.0 million at September 30, 1998. The decrease is due primarily to the maturity of term fed funds.

Investment securities held to maturity decreased to $10.7 million at June 30, 1999, from $30.0 million at September 30, 1998. The decrease is due primarily to the purchase of a $715,000 municipal security offset by the call prior to maturity of a $20.0 million FNMA Note.

Investment securities available for sale increased to $76.3 million at June 30, 1999, from $71.5 million at September 30, 1998. The increase is due primarily to the purchase of $6.2 million in equity securities.

Mortgage-backed securities increased to $209.7 million at June 30, 1999, from $201.1 million at September 30, 1998. The increase is due primarily to the purchase of $70.0 million of fifteen-year fixed rate securities offset by $61.3 million of repayments.

Net loans increased to $1.035 billion at June 30, 1999, from $944.7 million at September 30, 1998. The increase is due primarily to loan originations of $310.7 million partially offset by repayments of $214.6 million.

Deposits increased to $973.4 million at June 30, 1999, from $918.1 million at September 30, 1998. The increase is due primarily to a net increase in deposits before interest credited of $30.1 million and interest credited of $25.2 million.

FHLB advances increased to $205.0 million at June 30, 1999, from $145.0 million at September 30, 1998. The increase is due to new long-term fixed rate advances of $60.0 million taken in order to fund the purchase of $50.0 million of fifteen-year fixed rate mortgage-backed securities and $10.0 million to refinance a FHLB advance paid off in the quarter ending September 30, 1998.

Stockholders' equity decreased to $241.4 million at June 30, 1999 from $263.7 million at September 30, 1998. The decrease is due primarily to the repurchase of $7.2 million of Company common stock to fund the Company's recognition and retention plan, the repurchase of $26.3 million of Company common stock to be held as treasury stock, partially offset by $15.7 million of earnings for the fiscal year. During the fiscal year, the Company repurchased 663,470 shares at an average price of $10.81 per share for the recognition and retention plan and also repurchased 2,340,051 shares at an average price of $11.25 to be held as treasury stock in accordance with the Company's stock repurchase program.

At June 30, 1999, the Bank exceeded all regulatory capital requirements as follows:

                                Required             Actual
                                --------             ------          Excess of Actual
                                       % of                % of       Over Regulatory
                           Amount     Assets      Amount     Assets     Requirements
                           ------     ------      ------     ------     ------------
                                              (Dollars in thousands)
Tangible Capital           $21,462     1.50%     $138,739      9.70%      $117,277
Core Capital               $57,231     4.00%     $138,739      9.70%      $ 81,508
Risk-Based Capital         $60,673     8.00%     $147,270     19.42%      $ 86,597

Cash Flow

Net cash provided by the Company's operating activities (i.e., cash items affecting net income) was $16.8 million and $14.6 million for the nine months ended June 30, 1999 and 1998, respectively.

Net cash used by the Company's investing activities (i.e., cash receipts and disbursements primarily from its investment securities, mortgage-backed securities and loan portfolios) was $90.6 million and $153.4 million for the nine months ended June 30, 1999 and 1998, respectively. The decrease in 1999 was principally due to a $65.7 million net decrease in investment securities and a $8.2 million net decrease in mortgage-backed securities partially offset by a $8.8 million net increase in loans.

Net cash provided by the Company's financing activities (i.e., cash receipts primarily from net increases in deposits and net FHLB advances) was $72.7 million and $172.7 million for the nine months ended June 30, 1999 and 1998, respectively. The decrease in 1999 was principally due to a $150.3 million decrease in net proceeds from issuance of common stock, a $33.5 million decrease due to the repurchase of Company common stock partially offset by a $51.5 million net increase in deposits, a $5.1 million net increase in long-term borrowings and a $30.4 million net increase in short-term borrowings.

Year 2000 Considerations

The following is a Year 2000 Readiness Disclosure Statement.

The Company realized the importance of Year 2000 readiness early and made a commitment to be well prepared for the New Millennium. To successfully prepare for the Year 2000, coordination has been established and resources have been mobilized throughout the Company to support this effort.

All of the Company's internal mission critical and mission necessary systems were tested and believed to be compliant by December 31, 1998. Mission critical third party vendor testing was completed prior to March 31, 1999. Substantially all mission critical and mission necessary systems were tested and implemented by June 30, 1999. To date, all of our vendors appear to be able to achieve compliance in the requisite time.

It is the intention of the Company to maintain normal business operations during the Year 2000 transition and beyond. The Year 2000 process is currently on schedule and management believes the Company will be prepared for the date change. Even so, a Year 2000 Contingency Plan and Year 2000 Contingency Procedures have been developed in addition to the Company's Corporate Contingency Manual and all have been approved by the Board of Directors. These documents provide the means of ensuring the continuity of daily operations in the event of a loss of essential resources due to Year 2000 induced system failures.

Departmental  responsibilities,   contingencies  for  core  business  processes,
related procedures, etc. have been addressed in the Company's Year 2000 Contingency Plan, Year 2000 Contingency Procedures, and/or Corporate Contingency Manual. If needed, the Company is prepared to change vendors, products, and/or services if they are not Year 2000 compliant within the established timeframe for that vendor, product, or service. The Company is also prepared to implement contingency procedures and use alternative sites to act as backup for facilities that may incur interruptions or outages. Additionally, management has developed a Year 2000 Cash and Liquidity Contingency section in the Year 2000 Contingency Plan should any unlikely problems occur with funds availability.

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

The following table sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated:

                                                    June 30,       September 30,
                                                      1999              1998
                                                      ----              ----
                                                       (Dollars in thousands)
Nonaccrual mortgage loans:
  Delinquent less than 90 days                        $ ---              $  ---
  Delinquent 90 days or more                          2,564               1,880
                                                      -----               -----
     Total                                            2,564               1,880
                                                      -----               -----
Nonaccrual other loans:
  Delinquent less than 90 days                          ---                  25
  Delinquent 90 days or more                            165                 542
                                                      -----               -----
     Total                                              165                 567
                                                      -----               -----

Total nonaccrual loans                                2,729               2,447

Accruing loans 90 days or more delinquent               ---                 ---
                                                      -----               -----
Total nonperforming loans                             2,729               2,447

Real estate owned, net of related allowance           1,517               2,534
                                                      -----               -----
Total nonperforming assets                          $ 4,246             $ 4,981
                                                      =====               =====

Nonperforming loans to total net loans                 .26%                .26%
Total nonperforming assets to total assets             .29%                .37%
Allowance for loan losses to total loans              1.16%               1.25%
Allowance for loan losses to nonperforming loans    439.07%             483.13%
Allowance for loan losses to classified loans       245.94%             211.91%
Allowance for losses on real estate owned
  to total real estate owned                           ---%              20.01%

Item 3. Quantitative and Qualitative Disclosures about Market Risk and Asset and Liability Management.

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see the Company's Annual Report to Shareholders for the year ended September 30, 1998. There has been no material change in the Company's asset and liability position or the market value of the Company's portfolio equity since September 30, 1998.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

There are various claims and lawsuits in which the Company is periodically involved incident to the Company's business. In the opinion of management, no material loss is anticipated from any such pending claims or lawsuits.

Item 2.     Changes in Securities.

            Not applicable.


Item 3.     Defaults Upon Senior Securities.

            None

Item 4.     Submission of Matters to a Vote of Security-Holders.

            None

Item 5.     Other Information.

            None


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

            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               HARBOR FLORIDA BANCSHARES, INC.




Date:    August 6, 1999                                     \S\
                                             ----------------------------------
                                             Michael J. Brown, Sr.
                                             President and Chief Executive
                                             Officer



Date:    August 6, 1999                                      \S\
                                             ---------------------------------
                                             Don W. Bebber
                                             Senior Vice President, Finance and
                                             Principal Financial Officer