Form 10-K
period 1999-09-30
HARBOR FLORIDA BANCORP INC
filed 1999-12-28
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   ----------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 1999
                             ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                        Commission file number 000-22817

                         HARBOR FLORIDA BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                               65-0813766
              --------                               ----------
  (State or other jurisdiction                     (I.R.S. employer
of incorporation or organization)                  identification no.)

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                    (Address of principal executive offices)
                                   (ZIP code)

Registrant's telephone number, including area code   (561) 461-2414
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock (par value $0.10)
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price of the common stock as of December 10, 1999 ($12.6875) was $344,764,124.

         The number of shares of common stock outstanding on December 10, 1999 was 27,173,527.


Documents incorporated by reference:
------------------------------------

1.       Annual Report to Stockholders for the fiscal year ended
         September 30, 1999 (Parts II and III).

2.       Proxy Statement for the 2000 Annual Meeting of
         Stockholders (Part III).

                                TABLE OF CONTENTS



Item                                                                 Page
No.                                                                   No.

      Part I

 1    Business...................................................     4

 2    Properties.................................................    23

 3    Legal Proceedings..........................................    26

 4    Submission of Matters to a Vote of Security-Holders........    26

      Part II

 5    Market for Registrant's Common Equity and
      Related Stockholder Matters................................    26

 6    Selected Financial Data....................................    27

 7    Management's Discussion and Analysis of Financial
      Condition and Results of Operations........................    27

 7A   Quantitative and Qualitative Disclosures about Market Risk.    27

 8    Financial Statements and Supplementary Data................    27

 9    Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure........................    27

      Part III

10    Directors and Executive Officers of the Registrant.........    27

11    Executive Compensation.....................................    27

12    Security Ownership of Certain Beneficial Owners
      and Management.............................................    28

13    Certain Relations and Related Transactions.................    28

14    Exhibits, Financial Statement Schedules, and Reports
      on Form 8-K................................................    28

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

         Prior to March 18, 1998, the Company's predecessor entity, Harbor Florida Bancorp, Inc. ("Bancorp"), was approximately 53.37% owned by Harbor Financial M.H.C. ("Mutual Holding Company") and 46.63% by public shareholders. On March 18, 1998, pursuant to a plan of conversion and reorganization, and after a series of transactions: (1) a new entity, Bancshares, became the surviving corporate entity, (2) Bancshares sold the ownership interest in Bancorp previously held by the Mutual Holding Company to the public in a subscription offering (the "Offering") (16,586,752 common shares at $10.00 resulting in net cash proceeds after costs and funding the ESOP of approximately $150 million), (3) previous public shareholders of Bancorp had their shares exchanged into 14,112,400 common shares of Bancshares (exchange ratio of 6.0094 to 1) (the "Exchange"), and (4) the Mutual Holding Company ceased to exist. The total number of shares of common stock outstanding following the Offering and Exchange was 30,699,152. The reorganization was accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments. As a result of the reorganization, the consolidated financial statements for prior periods have been restated to reflect the changes in the par value of common stock from $.01 to $.10 per share and in the number of authorized shares of common stock from 13,000,000 to 70,000,000.


Market Area

         The Company serves communities in six growing and diverse Florida counties. Its headquarters are in Fort Pierce, Florida, located on the eastern coast of Florida between Stuart and Daytona Beach. In addition to its headquarters, it has sixteen branch offices in St. Lucie, Indian River and Martin counties, located on Florida's "Treasure Coast." This area is characterized by both a large retirement and vacation home population and a significant agricultural economy, primarily citrus crops. The Company has five branch offices located in Brevard County, which encompasses the "Space Coast" of the state. Brevard County has a greater industrial base fueled primarily by companies related to NASA and the John F. Kennedy Space Center. Prominent electronics concerns such as Harris Corporation are also major employers in this area. The Company also has one branch office in Okeechobee County, a rural, agricultural area, and six branch offices in Volusia County, where tourism and a large retirement population predominate.

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

                                                                              September 30,
                           ------------------------------------------------------------------------------------------------------
                                   1999                  1998                1997                1996                1995
                                   -----                 -----               -----               -----               ----
                                        Percent             Percent             Percent            Percent             Percent
                                          of                  of                  of                 of                   of
                             Amount      Total      Amount  Total       Amount   Total     Amount   Total      Amount   Total
                                                                      (Dollars in thousands)

Mortgage Loans
--------------
Construction 1 - 4 Family     $ 91,922    7.94%   $ 66,671    6.62%   $ 47,800    5.42%  $ 43,994    5.46%   $ 40,634    6.07%
Permanent 1 - 4 Family...      788,408   68.12     707,078   70.26     629,906   71.46    584,297   72.49     487,480   72.84

Multifamily..............       15,141    1.31      11,074    1.10      15,326    1.74     17,804    2.21      14,916    2.23

Nonresidential...........       99,824    8.63      84,254    8.37      54,983    6.24     41,970    5.21      31,980    4.78

Land.....................       41,882    3.62      27,562    2.75      33,182    3.76     29,034    3.60      20,460    3.06
                             ---------   -----     -------  ------     -------  ------    -------  ------    --------    ----
    Total Mortgage Loans.    1,037,177   89.62     896,639   89.10     781,197   88.62    717,099   88.97     595,470   88.98
                             ---------   -----     -------  ------     -------  ------    -------  ------     -------  ------

Other Loans
-----------

Commercial Nonmortgage...       21,192    1.83      15,074    1.50      11,287    1.28      8,199    1.02       8,468    1.27

Consumer:

    Home Improvement.....       17,205    1.49      19,016    1.89      20,614    2.34     20,679    2.56      19,198    2.87

    Manufactured
        Housing..........       16,190    1.40      16,418    1.63      16,399    1.86     15,784    1.96      15,045    2.25

   Other Consumer (1)...        65,489    5.66      59,223    5.88      51,988    5.90     44,265    5.49      31,049    4.63
                             ---------  ------   ---------    ----    --------    ----     ------    ----    --------    ----



    Total Other Loans....      120,076   10.38     109,731   10.90     100,288   11.38     88,927   11.03      73,760   11.02
                            ----------  ------   ---------  ------   ---------  ------   --------  ------    --------  ------

Total Loans Receivable...    1,157,253  100.00%  1,006,370  100.00%    881,485  100.00%   806,026  100.00%    669,230  100.00%
                             ---------  ======   ---------  ======   ---------  ======   --------  ======    --------  ======

Less:

Loans in process.........       70,722              46,152              32,078             26,788              24,321
Deferred loan fees and
    discounts............        4,244               3,700               3,446              3,203               3,519
Allowance for loan losses       11,952              11,818              11,691             11,016              10,083
                            ----------          ----------           ---------           --------            --------

    Subtotal.............       86,918              61,670              47,215             41,007              37,923
                                ------          ----------           ---------           --------            --------

Total Loans Receivable,
     Net.................    1,070,335             944,700             834,270            765,019             631,307

Loans Held for Sale......        1,747                 714                 141              4,870               1,009

Mortgage-Backed
    Securities................ 196,971             201,049             176,854            153,293             164,759
                            ----------          ----------           ---------           --------            --------


Total....................   $1,269,053          $1,146,463          $1,011,265           $923,182            $797,075
                            ==========          ==========          ==========           ========            ========

 (1) Includes home equity and other second mortgage loans.

       The following table shows the maturity or period to repricing of the Company's loan and mortgage-backed securities portfolios at September 30, 1999. Loans that have adjustable rates are shown as being due in the period in which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $278.0, $246.4 and $163.0 million for fiscal years 1999, 1998 and 1997, respectively. Loans having no stated maturity and no schedule of repayments (including delinquent loans), and demand loans are reported as due within one year.


                                                 One          Three        Five
                                 Within        through       through      through    Ten through   Beyond twenty
                                one year     three years    five years   ten years   twenty years       years          Total
                                --------     -----------    ----------   ---------   ------------       -----          -----
                                                                       (In thousands)
Mortgage loans:
  Permanent 1 - 4 family..       $129,109      $54,473       $45,516     $60,499       $238,820        $293,389      $821,806
  Other...................         48,216       14,372        34,678      15,922         29,685           1,180       144,053
Other loans:
  Consumer ...............         29,402       12,545        24,606      26,184          5,949              55        98,741
  Commercial .............         13,725          934         3,208       1,518             25           1,782        21,192
Nonperforming loans (1)...          2,486          ---           ---         ---            ---             ---         2,486
Mortgage-backed securities         13,316        7,940        20,477      42,918        112,297              23       196,971
                                   ------        -----        ------      ------        -------          ------       -------
    Sub-total.............       $236,254      $90,264      $128,485    $147,041       $386,776        $296,429    $1,285,249
                                 ========      =======      ========    ========       ========        ========
Deferred loan fees and
    discounts.............                                                                                            (4,244)
Allowance for loan losses.                                                                                           (11,952)
Total (2)(3)..............                                                                                         $1,269,053
                                                                                                                   ==========

(1) All nonperforming loans are reported as due within one year regardless of the actual maturity term. (2) Amounts reported do not include principal repayment or prepayment assumptions. (3) Amounts include loans held for sale of $1,747,000 at September 30, 1999.
                                                   --------------

     The following table sets forth the amount of fixed-rate and adjustable-rate loans at September 30, 1999 due after September 30, 2000.


                                                                Adjustable
                                                 Fixed Rate      Rate            Total
                                                 ----------      ----            -----
                                                           (In thousands)
Mortgage loans:
  Permanent 1 - 4 family.........................  $589,108      $103,589        $692,697
  Other..........................................    49,308        46,529          95,837
Other loans:
  Consumer ......................................    69,339           ---          69,339
  Commercial ....................................     7,467           ---           7,467
                                                      -----         -----           -----
Total loans......................................   715,222       150,118         865,340
Mortgage-backed securities.......................   183,655           ---         183,655
                                                    -------        ------         -------
Total............................................  $898,877      $150,118      $1,048,995
                                                   ========      ========      ==========

       One-to-Four Family Permanent Residential Mortgage Loans. The Company's primary lending activities focus on the origination of one-to-four family residential mortgage loans. The Company generally does not originate one-to-four family residential loans on properties outside of its market area. At September 30, 1999, $788.4 million or 68.1% of the Company's total loan portfolio and 53.9% of total assets consisted of one-to-four family loans and over 95% of such loans were collateralized by properties located in the Company's market area.

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

       The types, amounts, terms of and security for conventional loans (those not insured or guaranteed by the U.S. government or agencies thereof, or state housing agencies) originated by the Company are significantly prescribed by federal regulation. The Office of Thrift Supervision ("OTS") regulations limit the amount which the Company can lend up to specified percentages of the value of the real property securing the loan, as determined by an appraisal at the time the loan is originated (referred to as "loan-to-value ratios"). The Company makes one-to-four family home loans and other residential real estate loans with loan-to-value ratios generally of up to 80% of the appraised value of the security property. In certain circumstances loan-to-value ratios exceed 80%, in which case private mortgage insurance is generally required. A substantial part of the Company's loan originations are made to borrowers to finance second homes for vacation use or for use as a rental property. Such loans may be considered to have a higher credit risk than loans to finance a primary residence.

       One-to-Four Family Residential Construction Loans. A part of the Company's loan originations are to finance the construction of one-to-four family homes in the Company's market area. At September 30, 1999 the Company had $91.9 million in such loans, representing 7.9% of total loans. It is the Company's policy to disburse loan proceeds as construction progresses and as inspections warrant.

       A portion of these loans is made directly to the individual who will ultimately own and occupy the home. Of these, the vast majority is structured at origination to guarantee the permanent financing to the Company as well. In recent years the origination of these construction loans to individuals is second in volume only to the origination of traditional loans to finance the purchase or refinance of an existing home. However, the significance of this type of lending to the Company is not evident from the amount of these loans in its portfolio at any given time because these construction loans to individuals usually "roll" into permanent financing.

       Approximately one-half of the Company's one-to-four family construction loans are to builders. In most instances these loans are also structured to guarantee permanent financing by the Company.

       Consumer Loans. The Company originates consumer loans as an essential element in its retail-oriented strategy. Secured consumer loans include automobile, manufactured housing, boat and truck loans, home equity and home improvement loans as well as loans secured by the borrower's deposit accounts with the Company. The loans for manufactured housing are generally originated within quality, retirement lifestyle communities spread throughout the six county market area that feature amenities such as full service clubhouse facilities, swimming pools, and, in a number of cases, golf courses. These loans are subject to the normal underwriting standards of the Company. Loans are made on either a fixed-rate or adjustable-rate basis, with terms generally up to 20 years. A limited amount of unsecured consumer loans are also originated. At September 30, 1999, consumer-oriented loans accounted for $98.9 million or 8.6% of the Company's total loan portfolio.

       Non-Residential and Land Mortgage Loans. In the late 1980's the Company curtailed its lending in non-residential mortgages with the exception of loans to finance the sale of the Company's real estate acquired through foreclosure. In recent years, the Company re-entered this market and made a total of $34.7, $38.3 million and $18.3 million of non-residential mortgage loans in 1999, 1998 and 1997, respectively. At September 30, 1999, nonresidential loans constituted 8.6% of the Company's total loan portfolio. Origination of these loans plays a subordinate role to the origination of residential mortgage and consumer-related loans. Non-residential mortgage loans are offered on properties within the Company's primary market area using both fixed or adjustable rate programs.

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

       The Company also originates developed building lot loans ("lot loans") secured by individual improved lots for future residential construction. Lot loans are offered with either a fixed or adjustable interest rate and with a maximum term of up to 15 years. At September 30, 1999 these loans accounted for $16.7 million or 1.4% of the Company's total loan portfolio.

       Other Loans. The balance of the Company's lending consists of multi-family mortgage and commercial non-mortgage loans. At September 30, 1999 these loans represented $15.1 million or 1.3% and $21.2 million or 1.8%, respectively, of the Company's total loan portfolio. The multi-family mortgage loans are secured primarily by apartment complexes. These loans are subject to the same lending limits as apply to the Company's commercial real estate lending. The commercial non-mortgage loans represent primarily equipment and other business loans to professionals such as physicians and attorneys. These loans are an integral part of the Company's strategy of seeking synergy between its various deposit and loan products and as a service to existing customers.

Origination and Sale of Loans

       From time to time the Company has sold mortgage loans, primarily to the FNMA and the FHLMC. Historically, the Company has not purchased significant amounts of loans, particularly in light of its past policy to control asset growth.

       The Company sells a small portion of newly originated 30-year fixed rate mortgage loans. In addition, the Company sells loans under the single family Mortgage Revenue Bond Programs through local County Housing Finance Authorities. The servicing on these loans is also released. The purpose of selling a portion of fixed rate loans from current production is to reduce interest rate risk by limiting the growth of longer term fixed rate loans in the portfolio and to generate service fee income over time.

       The following table shows total loan origination activity including mortgage-backed securities, during the periods indicated.

                                                              Years Ended September 30,
                                                            1999           1998        1997
                                                            ----           ----        ----
                                                                      (In thousands)
Mortgage loans (gross):
  At beginning of year (1)..............                  $897,363       $781,341     $722,435
  Mortgage loans originated:
    Construction 1-4 Family.............                   112,508         83,429       63,237
    Permanent 1-4 Family................                   162,866        173,758       84,853
    Multi-family........................                     5,075            605        2,526
    Nonresidential......................                    34,726         38,260       18,302
    Land................................                    22,755         11,313       12,264
                                                            ------         ------       ------
  Total mortgage loans originated (2)...                   337,930        307,365      181,182
  Mortgage loans sold...................                    (8,432)        (9,125)      (8,583)
  Principal repayments..................                  (186,632)      (179,354)    (111,255)
  Mortgage loans transferred to real
     estate owned.......................                    (1,275)        (2,864)      (2,438)
                                                            ------       --------     --------
  At end of year........................                $1,038,954       $897,363     $781,341
                                                        ==========       ========     ========
Other loans (gross):
  At beginning of year..................                 $ 109,731      $ 100,288     $ 88,927
  Other loans originated................                   101,949         77,044       63,406
  Principal repayments..................                   (91,604)       (67,601)     (52,045)
                                                          --------      ---------      -------
  At end of year........................                  $120,076       $109,731     $100,288
                                                          ========       ========     ========
Mortgage-backed securities (gross):
  At beginning of year..................                  $201,049       $176,854     $153,293
  Mortgage-backed securities purchased..                    70,074        100,222       61,769
  Principal repayments..................                   (74,152)       (76,027)     (38,208)
                                                           -------        -------      -------
  At end of year........................                  $196,971       $201,049     $176,854
                                                          ========       ========     ========

(1)  Includes loans held for sale.
(2) Loans originated represent loans closed, however all loans may not be fully disbursed at time of closing.

Mortgage-backed Securities

       A substantial part of the Company's business involves investments in mortgage-backed securities issued or guaranteed by an agency of the United States government. Historically, the Company's mortgage-backed securities portfolio has consisted primarily of pass-through mortgage participation certificates issued by FHLMC and FNMA. These pass-through certificates represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the loans' originators, through the FHLMC and FNMA that pools and packages the participation interests into the form of securities, to investors such as the Company. The FHLMC and FNMA guarantee the payment of principal and interest. The underlying pool of mortgages can consist of either fixed-rate or adjustable-rate loans. At September 30, 1999 the Company's portfolio of mortgage-backed securities consisted entirely of FHLMC and FNMA participation certificates. Of the $197.0 million in mortgage-backed securities at that date, approximately $12.2 million or 6.2% represented adjustable-rate securities and $184.8 million or 93.8% represented fixed-rate securities with anticipated maturity dates from 2 months to 27 years.

    Adjustable-rate mortgage-backed securities ("ARM Securities") have periodic adjustments in the coupons based on the underlying mortgages. These periodic coupon adjustments are subject to annual and lifetime caps. The caps serve as a limit to the amount that the coupon will change during any coupon-reset period. As interest rates on the mortgages underlying the ARM Securities are reset periodically (one to 12 months), the yields on these securities will gradually adjust to reflect changes in market rates. Management believes that the adjustable-rate feature of ARM Securities will help to reduce sharp fluctuations in security value that result from normal changes in interest rates.

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

    The Company's fixed-rate mortgage-backed securities consist of both long-term and balloon securities. The long-term securities have original maturity terms of ten, fifteen and thirty years. The balloon securities have principal and interest amortization based on a thirty-year maturity schedule with final principal balloon payments due in five years or seven years from the date of the security. Balloon mortgage-backed securities are held in the portfolio as a means of reducing the average life of the fixed-rate portfolio. A shorter average portfolio life will help reduce the interest rate risk associated with these investments. As of September 30, 1999 long-term, fixed-rate mortgage-backed securities amounted to $123.1 million and five-year and seven-year balloon mortgage-backed securities amounted to $29.5 million and $31.9 million, respectively.

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

    If the Company purchases mortgage-backed securities at a premium, accelerated principal repayments may result in some loss of principal investment to the extent of the premium paid. Conversely, if mortgage-backed securities are purchased at a discount, accelerated principal reductions will increase current and total returns.
                                       10

Delinquent, Nonperforming and Classified Assets

     Delinquent Loans. All delinquent loan results are reviewed monthly by the Company's Board of Directors. The Company believes it has an effective process and policy for dealing with delinquent loans.

       Residential delinquencies are handled by the Loan Collections Department. This department begins collection efforts on residential loans when a loan appears on the 15-day delinquent list. Borrowers are sent a notice to accelerate the debt when the debt is 45 days delinquent. If the delinquent account has not been corrected, foreclosure proceedings are begun generally at the 75th day of delinquency. At September 30, 1999, residential loans delinquent 90 days and longer represented 0. 2% of the total residential loan portfolio.

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

       The following table shows the Company's loans delinquent 90 days or more at the dates indicated.

                                                            September 30,
                                                            -------------
                                            1999                   1998               1997
                                            ----                   ----               ----
                                                              (Dollars in thousands)
                                           Number   Amount      Number  Amount    Number   Amount
                                           ------   ------      ------  ------    ------   ------
Mortgage loans:
  Construction and land...............        -      $ ---         -     $ ---       2      $ 162
  Permanent 1 - 4 family..............       38      1,854        19       778      28      1,565
  Other mortgage......................        3        489         4     1,102       3        689
                                             --       ----        --    ------      --        ---
  Total mortgage loans................       41      2,343        23     1,880      33      2,416
Other loans...........................        9        198        13       542      10        164
                                             --     ------        --   -------      --     ------
Total loans...........................       50     $2,541        36    $2,422      43     $2,580
                                             ==     ======        ==    ======      ==     ======
Delinquent loans to total loans.......                .24%                .26%               .31%

     As of September 30, 1999, 1998 and 1997, $0, $25,000 and $0, respectively, of loans were on nonaccrual status which were not 90 days past due.

     Nonperforming Assets. The Company also places emphasis on improving asset quality. The Company's nonperforming assets as a percentage of total assets have decreased from .43% at September 30, 1997 to .24% at September 30, 1999.

     Loans 90 days past due are generally placed on non-accrual status. The Company ceases to accrue interest on a loan once it is placed on non-accrual status, and interest accrued but unpaid at that time is charged against interest income. Additionally, any loan where it appears evident that the collection of interest is in doubt is also placed on a non-accrual status. The investment in impaired loans (primarily consisting of classified loans), other than those evaluated collectively for impairment, at September 30, 1999 and 1998 was $4,511,000 and $6,109,000, respectively. The average recorded investment in impaired loans during the years ended September 30, 1999 and 1998 was approximately $5,118,000 and $7,695,000, respectively. The total specific allowance for loan losses related to these loans was approximately $0 and $29,000, respectively, on September 30, 1999 and 1998. Interest income on impaired loans of approximately $461,000 and $790,000 was recognized in the years ended September 30, 1999 and 1998, respectively.

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

     It is the Company's policy to try to liquidate its holdings in REO on a timely basis while considering both market conditions and the cost of carrying REO properties. Upon acquisition the Company records all REO at the lower of its fair value (less estimated costs to dispose), or cost. The fair value is based upon the most recent appraisal and management's evaluation. If the fair value of the asset is less than the loan balance outstanding, the difference is charged against the Company's loan loss allowance prior to transferring the asset to REO. Administration of REO property is handled by the Problem Asset Department, which is responsible for the sale of all residential and commercial properties. In those instances where the property may be located outside the Company's market area or where the property, due to its nature, requires certain expertise (i.e., hotels, apartment complexes), outside management firms may be utilized.

    At the dates indicated, nonperforming assets in the Company's portfolio were as follows:

                                                                      September 30,
                                             -------------------------------------------------------------------
                                                1999           1998          1997          1996            1995
                                                ----           ----          ----          ----            ----
                                                                (Dollars in thousands)
Non-accrual mortgage loans:
  Delinquent less than 90 days.............    $  ---        $  ---        $  ---         $ 323         $ 1,153
  Delinquent 90 days or more...............     2,343         1,880         2,416         1,717           2,294
                                                -----         -----         -----         -----           -----
     Total.................................     2,343         1,880         2,416         2,040           3,447
                                                -----         -----         -----         -----           -----
Non-accrual other loans:
  Delinquent less than 90 days.............       ---            25           ---           ---             ---
  Delinquent 90 days or more...............       198           542           164           132              70
                                                -----          ----          ----        ------          ------
     Total.................................       198           567           164           132              70
                                                -----          ----          ----        ------          ------
Total non-accrual loans....................     2,541         2,447         2,580         2,172           3,517
Accruing loans 90 days or more delinquent .       ---           ---           ---           ---             ---
                                                -----         -----         -----         -----           -----
  Total nonperforming loans................     2,541         2,447         2,580         2,172           3,517
                                                -----         -----         -----         -----           -----
Other nonperforming assets:
  Real estate owned........................       911         3,168         2,892         4,830           4,643
  Less allowance for losses................       ---          (634)         (578)       (1,712)         (1,857)
                                                -----          ----          ----        ------          ------
      Total................................       911         2,534         2,314         3,118           2,786
                                                -----          ----          ----        ------          ------
Total nonperforming assets, net............    $3,452        $4,981        $4,894        $5,290          $6,303
                                               ======        ======        ======        ======          ======
Nonperforming loans to total net loans.....     0.24%         0.26%         0.31%         0.28%           0.56%
Total nonperforming assets to
  total assets.............................     0.24%         0.37%         0.43%         0.50%           0.71%


     For the year ended September 30, 1999, interest income of $184,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income was actually included in net income regarding non-accrual loans during the same period.

     Management evaluates each REO property on no less than a quarterly basis to assure that the net carrying value of the property on the Company's books is no greater than the fair market value less estimated costs to dispose. When necessary, the property is written down or specific allowances are established to reduce the carrying value.

                                                     REO Allowances
                                             Years Ended September 30,
                                         ----------------------------------
                                            1999         1998       1997
                                            ----         ----       ----
                                                   (In thousands)
                                                                  $1,712
 Beginning balance....................     $634         $578
 Provision for (recovery of) losses...     (186)          136      (150)
 Charge-offs..........................     (448)         (80)      (984)
                                           ----          ---       ----
 Ending balance.......................    $ ---         $634       $578
                                          =====         ====       ====

     Provision for losses on REO is included in income (losses) from real estate operations on the Company's consolidated statements of earnings.

     Not included in the preceding table are net gains, (losses) or recoveries on the sale of real estate owned of $207,000, $176,000 and $127,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

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

       The following table presents the Company's classified assets at the dates indicated.

                                      September 30,
                                      -------------
                                  1999      1998     1997
                                  ----      ----     ----
                                         (In thousands)
Substandard:
  Real Estate Owned..........    $ 911   $ 3,168  $ 2,892
  Loans......................    5,180     5,375    9,832
                                 -----     -----    -----
    Total Substandard........    6,091     8,543   12,724
Doubtful.....................      ---       ---      ---
Loss.........................      ---       202      117
                                   ---       ---      ---
                                $6,091    $8,745  $12,841
                                ======    ======  =======

Allowance for Loan Losses

     Provisions for loan losses are charged to operations to establish an allowance for loan losses; recognized loan losses (recoveries) are then charged (credited) to the allowance. The Company evaluates the outstanding loan portfolio with respect to the adequacy of the allowance for loan losses at least quarterly.

     Management's policy is to provide for estimated losses on the Company's loan portfolio based on management's evaluation of the probable losses (existing and inherent). Such evaluations are made for all major loans on which full collectibility of interest and/or principal may not be reasonably assured. The factors that the Company considers are the estimated value of the underlying collateral, the management of the borrower, and current operating results, trends and cash flow. In addition to analyzing individual loans, management also analyzes on a regular basis its asset classification and recent loss experience on other loans to help insure that prudent general allowances are maintained on one-to-four family loans, automobile loans and home equity loans. Management periodically evaluates the allowance percentages utilized for general allowance purposes based upon delinquencies, charge-off, underwriting, and other trends.

     The Company segregates the loan portfolio for loan loss purposes into the following broad segments: commercial real estate, residential real estate, commercial business and consumer loans.

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

       The following tables set forth an analysis of the Company's allowance for loan losses at the dates indicated.

                                                   Years Ended September 30,
                                                   -------------------------
                                          1999        1998       1997        1996       1995
                                          ----        ----       ----        ----       ----
                                                          (Dollars in thousands)
Balance at beginning of year...         $11,818     $11,691    $11,016     $10,083     $9,434
Provision for (recovery of)
    losses.....................             816         297        782        (76)        460
Allowance for loan losses
    acquired (1)...............             ---         ---        ---         885        ---
Charge-offs:
    Residential................            (22)       (259)       (43)       (137)      (109)
    Commercial real estate.....            (49)         ---       (91)         ---      (145)
    Consumer...................           (324)       (213)      (125)        (48)      (130)
    Other......................           (367)       (102)        (3)       (180)        ---
                                        -------      ------   --------        ----    -------
       Total charge-offs.......           (762)       (574)      (262)       (365)      (384)

Recoveries:
    Residential................              39          86         44         149        117
    Commercial real estate.....              21           2         19          86        270
    Consumer...................              14          16         62          79        133
    Other......................               6         300         30         175         53
                                        -------      ------   --------        ----    -------
       Total recoveries........              80         404        155         489        573
Balance at end of year.........         $11,952     $11,818    $11,691     $11,016    $10,083
                                        =======     =======    =======     =======    =======
Allowance for loan losses to total
    loans......................           1.12%       1.25%      1.40%       1.44%      1.60%
Allowance for loan losses to  total
    non-performing loans.......         470.31%     483.13%    453.11%     507.25%    286.70%
Allowance for loan losses and
    allowance for REO to total non-
    performing assets..........         346.20%     221.80%    224.21%     181.78%    146.32%
Net charge-offs (recoveries) to
    average loans outstanding during
    the period.................           0.07%       0.02%      0.01%     (0.02)%    (0.03)%
Classified loans to total net loans       0.48%       0.59%      1.19%       1.11%      2.78%

(1) Represents allowance acquired in conjunction with acquisition of Treasure Coast Bank, F.S.B in 1996.

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


                                                      September 30,
                              ---------------------------------------------------------------
                                   1999                 1998                   1997
                                   ----                 ----                   ----
                              Amount  Percent(1)    Amount Percent(1)    Amount    Percent(1)
                              ------  ----------    -----------------    ------    ----------
                                                 (Dollars in thousands)
Allowance at end of period
    applicable to:
Residential................. $ 2,605   76.06%      $ 2,251   76.88%     $ 2,141      76.88%
Commercial real estate......   6,142   13.56         5,986   12.22        6,487      11.74
Consumer ...................   2,128    8.55         2,310    9.40        2,068      10.10
Commercial business.........   1,077    1.83         1,271    1.50          995       1.28
                               -----    ----         -----    ----       ------       ----
    Total................... $11,952  100.00%      $11,818  100.00%     $11,691     100.00%
                              ======  ======        ======  ======       ======     ======

(1) Percent of loans in each category to total loans at the dates indicated.


Investment Activities

     The Company invests primarily in overnight funds, U.S. Government and agency obligations, and Federal Home Loan Bank of Atlanta capital stock. The Company does not invest in derivatives, collateralized mortgage obligations or other hedging instruments.

     The table below summarizes the carrying value and estimated market value of the Company's portfolio of investment securities at the dates indicated.


                                                September 30,
                                                -------------
                                   1999                1998                 1997
                                   ----                ----                 ----
                                                   (In thousands)
                           Carrying    Market    Carrying   Market   Carrying   Market
                             Value      Value      Value     Value     Value     Value
  Available for sale:
    Treasury notes......    $  ---      $ ---     $  ---     $ ---   $17,985   $17,985
    FHLB notes..........    49,502     49,502     50,721    50,721    29,486    29,486
    FNMA notes..........    19,875     19,875     20,343    20,343       ---       ---
    Equity securities...     6,789      6,789        452       452        82        82
                             -----      -----     ------    ------    ------    ------
        Total              $76,166    $76,166    $71,516   $71,516   $47,553   $47,553
                            ======     ======     ======    ======    ======    ======

  Held to maturity:
    FHLB notes..........     9,995      9,992     19,989    20,268     5,000     4,993
    FNMA notes..........       ---        ---     10,000    10,005       ---       ---
    Municipal securities       915        852        ---       ---       ---       ---
                             -----      -----     ------    ------    ------    ------
        Total...........   $10,910    $10,844    $29,989   $30,273   $ 5,000   $ 4,993
                            ======     ======     ======    ======    ======    ======

  FHLB stock............   $11,250    $11,250    $ 8,212   $ 8,212    $7,595    $7,595

     The table below presents the contractual maturities and weighted average yields of investment securities at September 30, 1999, excluding FHLB stock and equity securities.

                     One Year or Less      One to Five Years   More Than Five Years              Total InvestmentSecurities
                     ----------------      -----------------   --------------------    --------------------------------------------
                                                                 (Dollars in thousands)
                                                                                        Average
                              Weighted                Weighted             Weighted    Remaining                          Weighted
                   Carrying   Average     Carrying    Average   Carrying   Average     Years to     Carrying    Market     Average
                     Value     Yield       Value       Yield      Value     Yield      Maturity      Value      Value       Yield
                     -----     -----       -----       -----      -----     -----      --------      -----      -----       -----
  FHLB Notes         $ 9,995    5.96%      $49,502     5.87%     $ ---      0.00%         1.9        $59,497    $59,494      5.89%
  FNMA Notes             ---    0.00        19,875     5.68        ---      0.00           .9         19,875     19,875      5.68
  Municipal
    Securities           ---    0.00           ---      .00        915      6.46         12.3            915        852      6.46



Sources of Funds

     Deposits.  The  Company  offers a number  of  different  deposit  accounts, including regular savings, interest-bearing checking or NOW accounts, non-interest checking, money market deposit, term certificate accounts and individual retirement accounts.

     The Company has twenty-seven full-service banking offices and one in-store branch location in addition to its home office in Fort Pierce. The Company's strategy has been to have conveniently located offices in growth markets as one of its main methods of attracting funds. The Company's deposits primarily are obtained from areas surrounding its offices. Certificate accounts in excess of $100,000 are not actively solicited nor are brokers used to obtain deposits.

     During the quarter ending December 31, 1999, the Company will begin offering internet banking services. This new online service will allow customers the ability to access their accounts through any computer terminal that has internet browser capabilities, using the most secure technology available. Customers benefit by having access to their accounts and being able to initiate transactions at the time that suits them best. The Company also offers a bill pay service.

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

     Management believes that demand and passbook accounts are less sensitive to changes in interest rates than other types of accounts, such as certificates of deposit. As of September 30, 1999, the Company had 30.06% of its deposits in passbook and demand accounts, 68.67% in certificates of deposit and 1.27% in official checks. Due to the recent low interest rate environment, the Company has also been pricing its certificates of deposit to encourage lengthening of maturities. When management determines the levels of its deposit rates, consideration is given to local competition, U.S. Treasury securities offerings, and anticipated funding requirements.

     The following table sets forth the distribution of the Company's deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented. Management does not believe that the use of year-end balances instead of average monthly balances produces any material difference in the information presented:


                                                                September 30,
                                                                -------------
                                         1999                          1998                       1997
                                         -----                         -----                      ----
                                               Weighted                      Weighted                        Weighted
                                                Average                       Average                        Average
                                                Nominal                       Nominal                        Nominal
                              Amount   Percent   Rate      Amount   Percent    Rate      Amount    Percent    Rate
                              ------   -------   ----      ------   -------    ----      ------    -------    ----
                                                             (Dollars in thousands)
Demand accounts:
   Non-interest
    Bearing demand          $ 76,176     7.79%     N/A    $ 54,954   5.99%     N/A      $ 40,749     4.47%     N/A
   NOW accounts               66,184     6.77     1.09%     60,129   6.55     1.13%       52,045     5.71      1.32%
   Money market accounts      43,015     4.40     2.49      41,074   4.46     2.54        43,401     4.76      2.51
                              ------     ----     ----      ------   ----     ----        ------     ----      ----
   Subtotal                  185,375    18.96      .97     156,157  17.00     1.10       136,195    14.94      1.30
 Savings accounts:
   Passbook                  108,508    11.10     1.97      92,698  10.10     2.06        76,540     8.40      1.69
   Certificates of deposit   671,281    68.67     5.03     658,842  71.76     5.43       689,760    75.67      5.47
   Official checks            12,431     1.27      N/A      10,429   1.14      N/A         9,081      .99       N/A
                              ------     ----     ----     ------   ----      ----        -----       ---      ----
   Total deposits           $977,595   100.00%    3.86%   $918,126 100.00%    4.29%     $911,576   100.00%     4.47%
                            ========   ======     ====    ======== ======     ====      ========   ======      ====


    The following table presents, by various categories, information concerning the amounts and maturities of the Company's time deposits.


                                             September 30,
                           ----------------------------------------------------
                              1999                1998                1997
                              ----                ----                ----
                                         (Dollars in thousands)
  0.00 - 3.00%.............      $ 128           $ 328               $ 545
  3.01 - 4.00%.............     11,275              --                  --
  4.01 - 5.00%.............    335,421          84,192              88,472
  5.01 - 6.00%.............    298,720         540,209             553,986
  6.01 - 7.00%.............     25,361          33,674              46,333
  7.01 - 8.00%.............        376             434                 424
  8.01 - 9.00%.............        ---               5                 ---
                              --------      ----------             -------
Total Certificate Accounts.   $671,281        $658,842            $689,760
                              ========        ========            ========

    At September 30, 1999, the Company had certificates of deposit in amounts of $100,000 or more maturing as follows:


                                           Amount
Maturity Period                        (In thousands)
3 Months or Less...................        $ 15,374
Over 3 to 6 Months.................          16,025
Over 6 to 12 Months................          14,939
Over 12 Months.....................          22,584
                                             ------
Total..............................         $68,922
                                            =======

    The following table contains information regarding deposit account activity for the periods shown.


                                                                     Years Ended September 30,
                                                     -------------------------------------------------
                                                          1999             1998                 1997
                                                          ----             -------              ----
                                                                      (Dollars in thousands)
Net increase (decrease) before interest credited      $ 25,933          $ (28,838)            $ 25,563
Interest credited                                       33,536             35,388               34,160
                                                        ------             ------               ------
Deposit account increase                               $59,469            $ 6,550             $ 59,723
                                                       =======            =======             ========

Weighted average cost of deposits during the year        3.96%               4.35%               4.42%
Weighted average cost of deposits at end of year         3.86%               4.29%               4.47%


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

      As of September 30, 1999, the Company had $225 million of outstanding FHLB advances. Of this amount, all have remaining maturity dates of twenty-four months or longer.

     As of September 30, 1999, the Company had a total credit limit of $364 million and an availability limit of $139 million with the FHLB of Atlanta.

      In addition to FHLB advances, the Company had $195.7 million of unpledged mortgage-backed securities at September 30, 1999. These unpledged mortgage-backed securities could be used as collateral under reverse repurchase transactions with various security dealers. Such borrowing transactions could provide additional cash and liquidity to the Company in the event of sudden or unforeseen deposit withdrawals.

      The Company recognizes the maturity characteristics of its time deposit portfolio. Management believes that unused FHLB advances and other borrowing sources would provide sufficient funding for potential deposit withdrawals.


      The following table sets forth information regarding the Company's borrowing at and for the periods indicated:


                                                                     At or for the Year Ended September 30,
                                                                       1999        1998         1997
                                                                       ----        ----         ----
                                                                           (Dollars in thousands)
       FHLB Advances:
             Average Balance............................            $197,767     $104,877     $ 99,342
             Maximum balance at any month-end...........             225,000      145,000      110,000
             Balance at year end........................             225,000      145,000      100,000
             Weighted average interest rate during the year            5.62%        6.12%        6.00%
             Weighted average interest rate at year end.               5.56%        5.76%        6.00%
       Other Borrowings:
             Average Balance............................              $  ---        $ 167        $ 561
             Maximum balance at any month-end...........                 ---          475          674
             Balance at year end........................                 ---          ---          475
             Weighted average interest rate during the year              ---       11.98%        9.48%
             Weighted average interest rate at year end.                 ---          ---        7.12%
       Total Borrowings:
             Average Balance............................            $197,767     $105,044      $99,903
             Maximum balance at any month-end...........             225,000      145,000      110,674
             Balance at year end........................             225,000      145,000      100,475
             Weighted average interest rate during the year            5.62%        6.13%        6.02%
             Weighted average interest rate at year end.               5.56%        5.76%        6.01%

Subsidiaries

     Federal associations generally may invest up to 2% of their assets in service corporations plus an additional 1% of assets for community purposes. In addition, federal associations such as the Bank may invest up to 50% of their regulatory capital in conforming loans to service corporations. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities that a federal association may engage in directly.

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

     The Company competes for loans primarily through the interest rates and loan fees it charges, the types of loans it offers, and the efficiency and quality of services it provides borrowers, real estate brokers and builders. Factors that affect competition include general and local economic conditions, current interest rate levels and volatility of the mortgage markets. Based on total assets, as of September 30, 1999, the Company was the largest savings institution headquartered in the six county area served by the Company.

Employees

     At September 30, 1999, the Company had a total of 366 full-time employees and 99 part-time employees, none of whom were represented by a collective bargaining unit. The Company considers its relations with its employees to be good.
                                       22

Financial Services Modernization Bill

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley-Financial Services Modernization Act of 1999 (the "Act"), federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act: (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;
(ii) provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries; (iv) provides an enhanced framework for protecting the privacy of consumer information; (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system; (vi) modifies the laws governing the implementation of the Community Reinvestment Act; and (vii) addresses a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

     Thrift holding companies such as the Company will be permitted to engage in financial activities in the same manner as bank holding companies with respect to insurance and securities activities. In addition, in a change from prior law, thrift holding companies can be owned, controlled or acquired only by companies engaged in financially-related activities.

     The Company does not believe that the Act will have a material adverse effect on its operations in the near-term. However, to the extent that the Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that can offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serves.

Item 2.  Properties

     The Company conducts its business from its headquarters in Fort Pierce and through 27 full-service banking offices, one loan production office and one in-store branch location. These offices are located in Brevard, Indian River, Martin, Okeechobee, St. Lucie, and Volusia counties, Florida. The net book value at September 30, 1999 of the Company's offices was $15.6 million. The following table sets forth information regarding the Company's offices.

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
1500 E. OCEAN BLVD.
STUART, FL 34996

STUART MAIN                                        1996                   LEASED                    08/14/01
789 S. FEDERAL HWY.
STUART, FL 34994

JENSEN BEACH                                       1999                   LEASED                    04/30/02
3639 NW FEDERAL HWY.
JENSEN BEACH, FL  34957



BREVARD COUNTY
--------------
PALM BAY                                           1981                   OWNED
5245 BABCOCK ST., N.E.
PALM BAY, FL 32905

INDIALANTIC                                        1981                   OWNED
305 5th AVENUE
INDIALANTIC, FL 32903

WEST MELBOURNE                                     1982                   OWNED
2950 W. NEW HAVEN AVENUE
MELBOURNE, FL 32904

VIERA                                              1995                   OWNED
100 CAPRON TRAIL
MELBOURNE, FL  32940

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
2801 HIGHWAY #441 SOUTH
OKEECHOBEE, FL 34974

VOLUSIA COUNTY
--------------
NEW SMYRNA BEACH                                   1988                   LEASED                    09/30/99
REGIONAL SHOPPING CENTER
1940 STATE ROAD #44
NEW SMYRNA BEACH, FL 32168

PORT ORANGE                                        1983                   OWNED
4035 NOVA ROAD
PORT ORANGE, FL 32127

ORMOND BEACH                                       1984                   OWNED
75 N. NOVA ROAD
ORMOND BEACH, FL 32174

DELTONA                                            1998                   OWNED
2901 HOWLAND BOULEVARD
DELTONA, FL 32725

DELAND
312 N. WOODLAND BOULEVARD                          1999                   OWNED
DELAND, FL  32720

ORMOND BY THE SEA
1190 OCEAN SHORE BOULEVARD                         1999                   OWNED
ORMOND BEACH, FL  32176

      All leases are anticipated to renew upon their expiration.

      The Company uses a data processing service located in Orlando, Florida for record keeping activities. The data processor specializes in servicing savings associations. The Company's current contract expires in 2002. All data processing equipment that is used internally by the Company is owned by the Company. The net book value of such data processing equipment and related software as of September 30, 1999 was $2,731,000.

Item 3.  Legal Proceedings

      There are various claims and lawsuits in which the Company is periodically involved incident to the Company's business. In the opinion of management, no material loss is anticipated from any such pending claims or lawsuits.

Item 4.  Submission of Matters to a Vote of Security-Holders.

      None.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

      The Company's common stock trades on the NASDAQ National Market under the symbol HARB. The approximate number of shareholders of record and beneficial shareholders of the common stock at December 8, 1999 was 9,143, some of which are street name holders.

      The Company paid $0.29 in cash dividends per share for the twelve months ended in fiscal 1999. Payments were $0.065 in the first quarter and $0.075 in the second, third and fourth quarters. The Company currently expects that comparable cash dividends will continue to be paid in the future.

      On December 10, 1999 the closing sales price of the Company's common stock was $12.6875 per share. The following table sets forth the price range of the high and low closing sales price per share of common stock as reported by the NASDAQ stock market for the four quarters of fiscal year 1999 and 1998.

      On March 18, 1998, the conversion and reorganization of Harbor Financial, M.H.C. was consummated. Pursuant to this transaction, the Company became the stock holding company for the Bank and Harbor Financial, M.H.C., the Bank's mutual holding company, ceased to exist. Each existing share of Harbor Florida Bancorp, Inc., except for those shares held by Harbor Financial, M.H.C. were exchanged for 6.0094 shares of the Company. The prices in the following table have been adjusted to reflect this transaction.


                                                    Low $             High $
                                                    -----             ------
FISCAL 1999
   First Quarter................                     8.75              11.25
   Second Quarter ..............                    10.69              12.75
   Third Quarter................                    11.44              13.69
   Fourth Quarter...............                    11.94              13.00
FISCAL 1998
   First Quarter................                     9.29              11.61
   Second Quarter ..............                    10.65              12.56
   Third Quarter................                    11.63              12.81
   Fourth Quarter...............                     9.31              13.56

Item 6. Selected Financial Data.

      The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report on pages 11-12 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The  information   contained  in  the  section   captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 24 in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      The information contained in the sections captioned "Market Risk and Asset and Liability Management", "Interest Rate Sensitivity", "Interest Rate Risk" and "Equity Risk" on pages 13 through 15 in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Company's consolidated financial statements listed in Item 14 herein, together with the report thereon by KPMG LLP, are found in the Annual Report on pages 25 through 55 and incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.



                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information contained under the sections captioned "Beneficial Ownership of Common Stock," on pages 2 through 4 and "Section 16(A) Beneficial Ownership Reporting Compliances" on page 13 through 14 in the Proxy Statement of Harbor Florida Bancshares, Inc. (the "Proxy Statement) filed with the SEC on December 15, 1999 is incorporated herein by reference.



Item 11.  Executive Compensation.

     The  information   contained  under  the  sections   captioned   "Executive
Compensation" on pages 8 through 13 in the Proxy Statement filed with the SEC on December 15, 1999 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   (a)  Security Ownership of Certain Beneficial Owners

      The information required by this item under the sections captioned "Voting Securities" on pages 1 through 2 and "Beneficial Ownership of Common Stock" on pages 2 through 4 in the Proxy Statement filed with the SEC on December 15, 1999 is incorporated herein by reference.


   (b)  Security Ownership of Management

      The information required by this item under the section captioned "Beneficial Ownership of Common Stock" in the Proxy Statement filed with the SEC on December 15, 1999 is incorporated herein by reference.


   (c)  Changes in Control

     Management of the Company knows of no arrangements, including any pledge by any persons of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Registrant.


Item 13.  Certain Relations and Related Transactions

      The information required by this item under the sections captioned "Voting Securities" on pages 1 through 2, "Beneficial Ownership of Common Stock" on pages 2 through 4 and "Certain Transactions" on page 13 in the Proxy Statement filed with the SEC on December 15, 1999 is incorporated herein by reference.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)Documents filed as a part of this Report:

     (1) The Consolidated Financial Statements of the Registrant are attached and are listed below:

                                                             Pages in Annual
                                                                 Report
                                                                 ------
   Independent Auditors' Report                                   17
   Consolidated Statements of Financial Condition                 18
   Consolidated Statements of Earnings                            19
   Consolidated Statements of Stockholders' Equity
     and Comprehensive Income                                     20
   Consolidated Statements of Cash Flow                           22
   Notes to Consolidated Financial Statements                     24

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

10(v)    Unfunded  Deferred  Compensation  Plan for Directors  (Exhibit 10(vii) to Form 10-K for the year ended September 30,
         1998 filed December 24, 1998)

10(vi)   Change of Control  Agreements  (Exhibit 10(x) to Form 10-K for the year ended  September 30, 1998 filed December 24,
         1998)

21       Subsidiaries of the Registrant

27       Financial Data Schedule

99       Consolidated  Financial  Statements of the Registrant  (Annual Report to Stockholders  for fiscal year September 30, 1999)

(b)   Reports on Form 8-K

      None.

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


                                                 HARBOR FLORIDA BANCSHARES, INC.
                                                                    (Registrant)



Dated: December 27, 1999                     By:              /s/
                                             ----------------------------------
                                             Michael J. Brown, Sr.
                                             President and Chief Executive
                                             Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


             /s/                                           December 27, 1999
---------------------------------------------
Michael J. Brown, Sr.
President, Chief Executive
Officer and Director


             /s/                                           December 27, 1999
---------------------------------------------
Don W. Bebber
Senior Vice President, Finance
(Principal Financial and Accounting Officer)


              /s/                                          December 27, 1999
---------------------------------------------
Bruce R. Abernethy, Sr., Director


              /s/                                          December 27, 1999
---------------------------------------------
Richard K. Davis, Director


              /s/                                          December 27, 1999
---------------------------------------------
Edward G. Enns, Director


              /s/                                          December 27, 1999
---------------------------------------------
Frank H. Fee, III, Director


              /s/                                          December 27, 1999
---------------------------------------------
Richard B. Hellstrom, Director


              /s/                                          December 27, 1999
---------------------------------------------
Richard N. Bird, Director