Form 10-Q
period 1999-12-31
HARBOR FLORIDA BANCORP INC
filed 2000-02-14
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: December 31, 1999
                                -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from _________ to __________


                        Commission file number 000-22817
                                   -----------

                         HARBOR FLORIDA BANCSHARES, INC
                         ------------------------------
             (Exact name of registrant as specified in its charter)

    DELAWARE                                                   65-0813766
    ---------                                           -----------------------
    (State or other jurisdiction                        (IRS employer
    of incorporation or organization)                   identification no.)

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                (Address of principal executive offices/ZIP code)

Registrant's telephone number, including area code          (561) 461-2414
                                                  ------------------------


         Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         As  of  January  25,  1999,   there  were  26,684,449   shares  of  the
Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                Table of Contents

Part I.  Financial Information                                            Page

Item 1.  Financial Statements

         Condensed  Consolidated  Statements  of Financial
         Condition as of December 31, 1999 and  September 30, 1999
         (unaudited)......................................................... 2

         Condensed  Consolidated  Statements  of Earnings
         for the three  months  ended  December 31, 1999 and
         1998 (unaudited).....................................................3

         Condensed  Consolidated  Statements of Stockholders'
         Equity for the three months ended December 31, 1999 and
         1998 (unaudited).....................................................4

         Condensed  Consolidated  Statements  of Cash Flows
         for the three  months  ended  December  31, 1999 and 1998
         (unaudited)..........................................................5

         Notes to Condensed Consolidated Financial Statements
         (unaudited)..........................................................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................11

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk and Asset and Liability Management......................15


Part II. Other Information

Item 1.  Legal Proceedings...................................................15

Item 2.  Changes in Securities...............................................15

Item 3.  Defaults Upon Senior Securities.....................................15

Item 4.  Submission of Matters to a Vote of Security-Holders.................15

Item 5.  Other Information...................................................15

Item 6.  Exhibits and Reports on Form 8-K....................................15

         Signature Page......................................................17

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
      Condensed Consolidated Statements of Financial Condition (unaudited)
                    (Dollars in thousands except share data)

                                                              December 31,        September 30,
                                                                  1999                1999
                                                                  ----                ----
Assets
   Cash and amounts due from depository institutions             $ 45,427          $ 30,214
   Interest-bearing deposits in other banks                        17,545            32,959
   Investment securities held to maturity                          10,911            10,910
   Investment securities available for sale                        76,159            76,166
   Mortgage-backed securities held to maturity                    187,464           196,971
   Loans held for sale                                              1,297             1,747
   Loans, net                                                   1,103,993         1,070,335
   Accrued interest receivable                                      7,732             7,580
   Real estate owned                                                  925               911
   Premises and equipment                                          20,605            20,139
   Federal Home Loan Bank stock                                    12,250            11,250
   Goodwill, net                                                    2,310             2,361
   Other assets                                                       989             1,007
                                                                      ---             -----
     Total assets                                             $ 1,487,607        $1,462,550
                                                              ===========        ==========

Liabilities and Stockholders' Equity
   Deposits                                                   $ 1,003,951         $ 977,595
   FHLB Advances                                                  245,000           225,000
   Advance payments by borrowers for taxes and insurance            5,520            18,951
   Income taxes payable                                             2,989                22
   Other liabilities                                                4,602             5,060
                                                                    -----             -----
     Total liabilities                                          1,262,062         1,226,628
                                                                ---------         ---------

   Preferred stock                                                    ---               ---
   Common stock                                                     3,110             3,110
   Paid-in capital                                                191,432           191,016
   Retained earnings                                               99,701            96,485
   Common stock purchased by:
     Employee stock ownership plan (ESOP)                        (12,571)          (12,746)
     Recognition and retention plans (RRP)                        (6,258)           (6,258)
   Accumulated other comprehensive loss, net                        (178)              (70)
   Treasury stock                                                (49,691)          (35,615)
                                                                 --------          --------
     Total stockholders' equity                                   225,545           235,922
                                                                  -------           -------
     Total Liabilities and Stockholders' Equity               $ 1,487,607        $1,462,550
                                                              ===========        ==========

  See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings (unaudited)
                    (Dollars in thousands except share data)

                                                                 Three months ended
                                                                     December 31
                                                              1999                   1998
                                                              ----                   ----
Interest income:
  Loans                                                    $ 21,832              $ 19,961
  Investment securities                                       1,467                 1,578
  Mortgage-backed securities                                  3,057                 3,379
  Other                                                         591                   729
                                                                ---                   ---
     Total interest income                                   26,947                25,647
                                                             ------                ------
Interest expense:
  Deposits                                                    9,719                 9,670
  Other                                                       3,275                 2,512
                                                              -----                 -----
     Total interest expense                                  12,994                12,182
                                                             ------                ------
     Net interest income                                     13,953                13,465
Provision for loan losses                                       204                   155
                                                                ---                   ---
     Net interest income after provision for loan
        losses                                               13,749                13,310
                                                             ------                ------
Other income:
  Other fees and service charges                              1,506                 1,171
  Income from real estate operations                             83                   220
  Gain (loss) on sale of mortgage loans                        (15)                    29
  Other                                                          57                    62
                                                                 --                    --
     Total other income                                       1,631                 1,482
                                                              -----                 -----
Other expenses:
  Compensation and employee benefits                          4,025                 4,044
  Occupancy                                                   1,025                   788
  Advertising and promotion                                     221                   263
  Data processing services                                      367                   317
  Other                                                       1,334                 1,078
                                                              -----                 -----
     Total other expense                                      6,972                 6,490
                                                              -----                 -----

     Income before income taxes                               8,408                 8,302
Income tax expense                                            3,260                 3,348
                                                              -----                 -----
     Net income                                              $5,148               $ 4,954
                                                             ======               =======

     Net income per share
        Basic                                                $ 0.20                $ 0.17
                                                             ======                ======
        Diluted                                              $ 0.20                $ 0.17
                                                             ======                ======

See accompanying notes to condensed consolidated financial statements.

                         Harbor Florida Bancshares, Inc.
           Consolidated Statements of Stockholders' Equity (unaudited)

                                                                                               Accum.
                                                                         Common      Common    other
                        Compre-                                           stock      stock     compre.   Treasury
                        hensive      Common      Paid-in    Retained    purchased   purchased  income     stock
                         income       stock      capital    earnings     by ESOP    by RRP's   (loss)    purchased    Total
                         ------       -----      -------    --------     -------    --------   ------    ---------    -----
                                                          (Dollars in thousands)
 Three months ended
  December 31, 1998
 Balance at September
    30, 1998                           $ 3,091  $ 189,958    $ 83,355   $ (13,344)       $ -     $ 659         $-    $263,719
 Comprehensive income
 Net income                $4,954            -          -       4,954           -          -         -          -       4,954
 Other comprehensive
    income, net of
    tax:
  Unrealized loss on
      securities
      available for
      sale                   (158)           -          -           -           -          -      (158)         -        (158)
                         --------
 Comprehensive income      $4,796            -          -           -           -          -         -          -           -
                           ======
 Stock options
    exercised                                1         13           -           -          -         -          -          14
 Amortization of
    award of ESOP and
    RRP's                                    -        634           -          75          -         -          -         709
 Dividends paid                              -          -   (1,912)             -          -         -          -      (1,912)
 Tax benefit of stock
    plans                                    -        107           -           -          -         -          -         107
 Purchase RRP shares                         -          -           -           -     (7,171)        -          -      (7,171)
 Purchase treasury
    shares                                   -          -           -           -          -         -     (3,011)     (3,011)
                                       -------  ---------    --------   ---------   ---------     -----    ------    --------
 Balance at December
    31, 1998                           $ 3,092  $ 190,712    $ 86,397   $ (13,269)  $ (7,171)     $ 501  $ (3,011)   $257,251
                                       =======  =========    ========   ==========  =========     =====  =========   ========

 Three months ended
  December 31, 1999
 Balance at September
    30, 1999                           $ 3,110  $ 191,016    $ 96,485   $ (12,746) $ (6,258)     $(70)  $(35,615)    $235,922
 Comprehensive income
 Net income                $5,148            -          -       5,148           -          -         -          -       5,148
 Other comprehensive
    income, net of
    tax:
  Unrealized loss on
      securities
      available for
      sale                   (108)           -          -           -           -          -      (108)         -        (108)
                           ------
 Comprehensive income      $5,040            -          -           -           -          -         -          -           -
                           ======
 Stock options
    exercised                                -          5           -           -          -         -          -           5
 Amortization of
    award of ESOP and
    RRP's                                    -        256           -         175          -         -          -         431
 Dividends paid                              -          -      (1,932)          -          -         -          -      (1,932)
 Tax benefit of stock
    plans                                    -        155           -           -          -         -          -         155
 Purchase treasury
    shares                                   -          -           -           -          -         -    (14,076)    (14,076)
                                       -------  ---------    --------   ---------    --------    -----    -------     -------
 Balance at December
    31, 1999                           $ 3,110  $ 191,432    $ 99,701   $ (12,571)  $ (6,258)   $ (178) $ (49,691)   $225,545
                                       =======  =========    ========   ==========  =========   ======= ==========   ========

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                             (Dollars in thousands)

                                                                                      Three months ended
                                                                                          December 31
                                                                                    1999               1998
                                                                                    ----               ----
Cash provided by operating activities:
    Net income                                                                     5,148              $ 4,954
    Adjustments to  reconcile  net income to net cash  provided by operating activities:
        Gain on sale of investment securities available for sale                      (2)                 ---
        Loss on sale of premises and equipment                                         1                    2
        Gain on sale of real estate owned                                            (90)                (101)
        Provision for loan losses                                                    204                  155
        Provision for (recovery of) losses on real estate owned                       12                 (118)
        Depreciation and amortization                                                446                  404
        Amortization of stock benefit plans                                          431                  709
        Amortization of goodwill                                                      51                   51
        Net amortization of other purchase accounting adjustments                     20                   20
        Amortization of deferred loan fees and costs                                (354)                (404)
        Accretion of discount on purchased loans                                      (4)                  (3)
        Originations of loans held for sale                                         (271)              (1,997)
        Proceeds from sale of loans held for sale                                    721                2,020
        Increase in deferred loan fees and costs                                     325                  586
        (Increase) decrease in accrued interest receivable                          (152)                  98
        (Increase) decrease in other assets                                           18                 (893)
        Increase in income taxes payable                                           3,122                2,559
        Deferred income tax provision (benefit)                                     (187)                 223
        Decrease in other liabilities                                               (202)                 (60)
                                                                          ---------------             -------
          Net cash provided by operating activities                                9,237                8,205
                                                                          --------------                -----

Cash used by investing activities:
    Net increase in loans                                                        (33,970)             (34,370)
    Purchase of mortgage-backed securities                                           ---              (50,152)
    Proceeds from principal repayments of mortgage-backed securities               9,474               26,095
    Proceeds from maturities and calls of investment securities held to
        maturity                                                                     ---               10,000
    Purchase of investment securities held to maturity                               ---                 (715)
    Proceeds from sale of investment securities available for sale                    24                  ---
    Purchase of investment securities available for sale                            (183)              (4,464)
    Proceeds from sale of real estate owned                                          183                  679
    Purchase of premises and equipment                                              (910)                (706)
    Proceeds from sale of premises and equipment                                      22                   25
    FHLB stock purchase                                                           (1,000)              (2,038)
                                                                          ---------------              -------
        Net cash used by investing activities                                    (26,360)             (55,646)
                                                                          ---------------             --------


                                                                                      Three months ended
                                                                                          December 31
                                                                                    1999               1998
                                                                                    ----               ----

Cash provided by financing activities:
    Net increase in deposits                                                      26,356               28,582
    Net increase in FHLB advances                                                 20,000               60,000
    Decrease in advance payments by borrowers for taxes and insurance            (13,431)             (12,418)
    Dividends paid                                                                (1,932)              (1,912)
    Common stock options exercised                                                     5                   14
    Purchase of treasury stock                                                   (14,076)              (3,011)
    Purchase of common stock by recognition and retention plan                       ---               (7,171)
                                                                          --------------               -------
        Net cash provided by financing activities                                 16,922                64,084
                                                                          --------------                ------

        Net increase (decrease) in cash and cash equivalents                        (201)              16,643
Cash and cash equivalents - beginning of period                                   63,173               63,763
                                                                          --------------               ------
Cash and cash equivalents - end of period                                        $62,972              $80,406
                                                                          ==============              =======

Supplemental disclosures:
    Cash paid for:
         Interest                                                                $13,080              $11,762
        Taxes                                                                        325                  570
    Noncash investing and financing activities:
        Additions to real estate acquired in settlement of loans
          through foreclosure                                                        400                  177
        Sale of real estate owned financed by the Company                            281                  188
        Tax benefit of stock plans credited to capital                               155                  107
        Change in unrealized loss on securities available for sale                  (176)                (257)
        Change in deferred taxes related to securities available for
          sale                                                                        68                   99


See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1).     BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements for Harbor Florida Bancshares, Inc. (the "Company") and its subsidiary Harbor Federal Savings Bank (the "Bank") reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition and the consolidated results of operations and cash flows for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

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

In October, 1998, the FASB issued Statement of Financial Accounting Standards 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." ("Statement 134") Statement 134 is effective for the first fiscal quarter beginning after December 15, 1998, with earlier adoption permitted. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage entity. The Company adopted Statement 134 on October 1, 1999 and the statement did not have a significant financial statement impact upon adoption.


2).     NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three months ended December 31, 1999 and 1998. Adjustments have been made, where material, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.

                                                                    Three months ended
                                                                      December 31,

                                                                 1999                1998
                                                                 ----                ----

Net income                                                    $5,148,468          $4,953,835
                                                               =========           =========

Weighted average common shares outstanding:
    Shares outstanding                                        26,808,028          30,625,196
    Less weighted average uncommitted ESOP shares             (1,268,550)        (1,356,459)
                                                              ----------         -----------
        Total                                                                     29,268,737
                                                                                  ==========
                                                              25,539,478

Basic earnings per share                                          $ 0.20              $ 0.17
                                                                   =====               =====


Weighted average common shares outstanding                    25,539,478          29,268,737
 Additional dilutive shares related to stock benefit plans       387,450             287,844
                                                                 -------             -------
 Total weighted average common shares and equivalents
    outstanding for diluted earnings per share computation    25,926,928          29,556,581
                                                              ==========          ==========

Diluted earnings per share                                        $ 0.20              $ 0.17
                                                                   =====               =====

Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.


3).     INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of December 31, 1999 are as follows:

                                                               Gross           Gross       Estimated
                                              Amortized      unrealized     unrealized       market
                                                 cost          gains          losses         value
                                                 ----          -----          ------         -----


                                                             (Dollars in thousands)
Available for sale:
    FHLB notes                                $ 50,000           $ ---           $890       $ 49,110
    FNMA notes                                  19,968             ---            153         19,815
                                                ------           -----          -----         ------
                                                69,968             ---          1,043         68,925
    Equity securities                            6,481             857            104          7,234
                                                 -----           -----          -----          -----
                                                76,449             857          1,147         76,159
                                                ------           -----          -----         ------
Held to maturity:
    FHLB notes                                   9,996             ---             16          9,980
    Municipal securities                           915             ---             91            824
                                                   ---           -----           ----            ---
                                                10,911             ---            107         10,804
                                                ------           -----           ----         ------

    FHLMC mortgage-backed securities            83,755             219          3,244         80,730
    FNMA mortgage-backed securities            103,709             137          2,363        101,483
                                               -------           -----          -----        -------
                                               187,464             356          5,607        182,213
                                               -------           -----          -----        -------
                                              $274,824          $1,213         $6,861       $269,176
                                               =======           =====          =====        =======

The amortized cost and estimated market value of investment and mortgage-backed securities as of September 30, 1999 are as follows:

                                                               Gross           Gross       Estimated
                                              Amortized      unrealized     unrealized       market
                                                 cost          gains          losses         value
                                                 ----          -----          ------         -----
                                                                 (Dollars in thousands)
Available for sale:
   FHLB notes                                 $ 50,000          $ ---          $498         $ 49,502
   FNMA notes                                   19,961            ---            86           19,875
                                                ------            ---            --           ------
                                                69,961            ---           584           69,377
   Equity securities                             6,320            577           108            6,789
                                                 -----            ---           ---            -----
                                                76,281            577           692           76,166
                                                ------            ---           ---           ------
Held to maturity:
   FHLB notes                                    9,995            ---             3            9,992
   Municipal securities                            915            ---            63              852
                                                   ---            ---            --              ---
                                                10,910            ---            66           10,844
                                                ------            ---            --           ------

   FHLMC mortgage-backed securities             88,191            312         2,444           86,059
   FNMA mortgage-backed securities             108,780            314         1,679          107,415
                                               -------            ---         -----          -------
                                               196,971            626         4,123          193,474
                                               -------            ---         -----          -------
                                              $284,162         $1,203        $4,881         $280,484
                                               =======          =====         =====          =======

The amortized cost and estimated market value of debt securities at December 31, 1999 and September 30, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               December 31, 1999          September 30, 1999
                                               -----------------          ------------------
                                          Amortized     Estimated        Amortized     Estimated
                                             cost      market value         cost      market value
                                             ----      ------------         ----      ------------


                                                         (Dollars in thousands)
Available for sale:
    Due in one year or less                 $  ---           $  ---         $  ---        $  ---
    Due in one to five years                69,968           68,925         69,961        69,377
                                            ------           ------         ------        ------
                                            69,968           68,925         69,961        69,377
                                            ------           ------         ------        ------
Held to maturity:
    Due in one year or less                  9,996            9,980          9,995         9,992
    Due after ten years                        915              824            915           852
                                               ---              ---            ---           ---
                                            10,911           10,804         10,910        10,844
                                            ------           ------         ------        ------

    FHLMC mortgage-backed securities        83,755           80,730         88,191        86,059
    FNMA mortgage-backed securities        103,709          101,483        108,780       107,415
                                           -------          -------        -------       -------
                                           187,464          182,213        196,971       193,474
                                           -------          -------        -------       -------
                                          $268,343         $261,942       $277,842      $273,695
                                           =======          =======        =======       =======

As of December 31, 1999, the Company had pledged securities with a market value of $629,000 and a carrying value of $715,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $951,000 and a carrying value of $944,000 to collateralize treasury, tax and loan accounts as of December 31, 1999. Additionally, the Company had pledged FHLB notes with a market value of $19,766,000 and a carrying value of $19,782,000 to collateralize possible Federal Reserve discount window borrowing.

4).     Loans

Loans are summarized below:

                                           December 31,        September 30,
                                               1999              1999
                                               ----              ----
Mortgage loans:                                 (Dollars in thousands)
    Construction 1-4 family                   $ 96,030             $ 91,922
    Permanent 1-4 family                       811,289              788,408
    Multi-family                                15,394               15,141
    Nonresidential                             107,138               99,824
    Land                                        40,463               41,882
                                                ------               ------
        Total mortgage loans                 1,070,314            1,037,177
                                             ---------            ---------

Other loans:
    Commercial nonmortgage                      21,551               21,192
    Home improvement                            17,244               17,205
    Manufactured housing                        15,728               16,190
    Other consumer                              69,201               65,489
                                                ------               ------
        Total other loans                      123,724              120,076
                                               -------              -------
        Total loans                          1,194,038            1,157,253
                                             ---------            ---------

Less:
    Loans in process                            73,729               70,722
    Net deferred loan fees and discounts         4,237                4,244
    Allowance for loan losses                   12,079               11,952
                                                ------               ------
                                                90,045               86,918
                                                ------               ------
        Total loans, net                   $ 1,103,993          $ 1,070,335
                                            ==========            =========

An analysis of the allowance for loan losses follows:

                                         Three months ended
                                            December 31,
                                         1999          1998
                                         ----          ----
                                       (Dollars in thousands)

Beginning balance                       $ 11,952      $ 11,818
Provision for loan losses                    204           155
Charge-offs                                  (88)          (82)
Recoveries                                    11            29
                                              --            --
Ending balance                          $ 12,079      $ 11,920
                                          ======        ======

At December 31, 1999 and September 30, 1999, loans with unpaid principal balances of approximately $3,216,000 and $2,541,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of December 31, 1999 and September 30, 1999, approximately $2,615,000 and $2,059,000, respectively, of these loans were in the process of foreclosure.

As of December 31, 1999 and September 30, 1999 mortgage loans which had been sold on a recourse basis had outstanding principal balances of approximately $1,320,000 and $1,413,000, respectively.

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

Results of Operations

Comparison of quarterly results in this section is between the three months ended December 31, 1999 and December 31, 1998.

General. Diluted earnings per share for the first fiscal quarter ended December 31, 1999, increased 17.6% to 20 cents per share on net income of $5.2 million, compared to 17 cents per share on net income of $5.0 million for the same period last year. This increase was due primarily to an increase in average interest-earning assets and a decrease in the average number of shares outstanding.

Net Interest Income. Net interest income increased 3.6% to $14.0 million for the quarter ended December 31, 1999, from $13.5 million for the quarter ended December 31, 1998. This increase was due primarily to an increase in average interest-earning assets to $1.431 billion for the quarter ended December 31, 1999, compared to $1.344 billion for the comparable period in 1998.

Provision for Loan Losses. The provision for loan losses was $204,000 for the quarter ended December 31, 1999, compared to $155,000 for the comparable period in 1998. The provision for the quarter ended December 31, 1999 was principally comprised of a charge of $257,000 due to loan growth, $77,000 for net charge offs partially offset by a credit of $130,000 related to a decrease in the level of classified loans. The provision for the quarter ended December 31, 1998 was principally comprised of a charge of $105,000 due to loan growth, $53,000 for net charge offs and a credit of $3,000 related to a decrease in the level of classified loans. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Other Income. Other income increased to $1.6 million for the quarter ended December 31, 1999, from $1.5 million for the comparable period in 1998. This increase is due primarily to an increase of $335,000 in other fees and service charges partially offset by a decrease of $137,000 in income from real estate operations. Other fees and service charges, primarily from fees and service charges on deposit products, were $1.5 million and $1.2 million for the quarters ended December 31, 1999 and 1998, respectively. This increase was due primarily to the growth in deposits. Income from real estate operations was $83,000 for the quarter ended December 31, 1999, compared to $220,000 in the comparable period in 1998. This decrease was due primarily to a $130,000 increase in the provision for losses on real estate owned. The provision was $12,000 for the quarter ended December 31, 1999, compared to a credit of $118,000 for the comparable period in 1998.

Other Expense. Other expense increased to $7.0 million for the quarter ended December 31, 1999, from $6.5 million for the comparable period in 1998 due primarily to an increase of $237,000 in occupancy expense and an increase of $256,000 in other expense. The increase in occupancy expense is due primarily to an increase in data processing equipment expense and expenses resulting from the addition of three new branch offices during the last fiscal year. The increase in other expenses is due primarily to an increase of $81,000 in deposit account losses and other increases resulting from the growth in loans and deposits.

Income Taxes. Income tax expense remained constant at $3.3 million for the quarters ended December 31, 1999 and 1998, due primarily to a decrease in the effective tax rate to 38.8% in 1999 from 40.3% in 1998. The decrease in the effective tax rate for the quarter ending December 31, 1999 is due primarily to the difference between the financial and the tax treatment of the expense of stock benefit plans.

Financial Condition

Total assets increased to $1.488 billion at December 31, 1999, from $1.463 billion at the fiscal year ended September 30, 1999. The increase is due primarily to the growth in net loans.

Interest-bearing deposits in other banks decreased to $17.5 million at December 31, 1999, from $33.0 million at September 30, 1999. The decrease is due primarily to a decrease in funds on deposit at the FHLB.

Mortgage-backed securities decreased to $187.5 million at December 31, 1999, from $197.0 million at September 30, 1999. The decrease is due primarily to $9.5 million of repayments.

Net loans increased to $1.104 billion at December 31, 1999, from $1.070 billion at September 30, 1999. The increase is due primarily to loan disbursements of $101.8 million partially offset by repayments of $67.8 million. The increase in net loans for the quarter ending December 31, 1999 is due primarily to a net increase of $25.2 million in residential 1-4 family mortgage loans, $5.0 million in nonresidential mortgage loans and $3.3 million in consumer loans.

Deposits increased to $1.004 billion at December 31, 1999, from $977.6 million at September 30, 1999. The increase is due primarily to a net increase in deposits before interest credited of $17.6 million and interest credited of $8.8 million. The increase in deposits for the quarter ending December 31, 1999 is due primarily to an increase of $11.1 million in core deposits and $15.3 million in certificate accounts.

FHLB advances increased to $245.0 million at December 31, 1999, from $225.0 million at September 30, 1999. The increase is due to a new short-term fixed rate advance of $20.0 million for potential Y2K liquidity.

Stockholders' equity decreased to $225.5 million at December 31, 1999, from $235.9 million at September 30, 1999. The decrease is due primarily to the repurchase of $14.1 million of Company common stock to be held as treasury stock, partially offset by $5.2 million of earnings for the quarter. During the quarter, the Company repurchased 1,131,922 shares at an average price of $12.44 per share to be held as treasury stock in accordance with the Company's stock repurchase program.

At December 31, 1999, the Bank exceeded all regulatory capital requirements as follows:

                                                                                                    Excess of actual
                                                                                                      over regulatory
                                          Required                            Actual                   requirements
                                          --------                            ------                   ------------
                                                     % of                               % of
                                  Amount            Assets            Amount           Assets
                                  ------            ------            ------           ------
                                                               (Dollars in thousands)

Tangible capital                   $22,191             1.50%          $149,833           10.13%            $127,642
Core capital                       $59,176             4.00%          $149,833           10.13%            $ 90,657
Risk-based capital                 $64,424             8.00%          $159,241           19.77%            $ 94,817


Cash Flow

Net cash provided by the Company's operating activities (i.e. cash items affecting net income) was $9.2 million and $8.2 million for the three months ended December 31, 1999 and 1998, respectively.

Net cash used by the Company's investing activities (i.e. cash used primarily from its investment securities, mortgage-backed securities and loan portfolios) was $26.4 million and $55.6 million for the three months ended December 31, 1999 and 1998, respectively. The decrease in 1999 was principally due to a $50.2 million decrease in the purchase of mortgage-backed securities partially offset by a decrease of $16.6 million in proceeds from principal repayments from mortgage-backed securities.

Net cash provided by the Company's financing activities (i.e. cash receipts primarily from net increases (decreases) in deposits and net FHLB advances) was $16.9 million and $64.1 million for the three months ended December 31, 1999 and 1998, respectively. The decrease in 1999 was principally due to a $40.0 million decrease in borrowings from the FHLB. In 1998, the Company borrowed $50 million of new long-term fixed rate advances in order to fund the purchases of $50 million fifteen-year fixed rate mortgage-backed securities.

Year 2000 Considerations

The following is a Year 2000 Readiness Disclosure Statement.

The Company realized the importance of Year 2000 readiness early and made a commitment to be well prepared for the New Millennium. To successfully prepare for the Year 2000, coordination was established and resources were mobilized throughout the Company to support this effort.

The Company has not experienced any date change related problems that affected operations. Various tests were conducted throughout the rollover weekend and the first part of the New Year. The Company also contacted third party vendors and commercial customers to obtain their Year 2000 status. Testing and monitoring will continue throughout the year for month-end, leap year, quarter-end, and year-end to mitigate risk and assure operations are functioning correctly.

It has been the Company's intention to maintain normal business operations during the Year 2000 transition and beyond. Consequently, the Year 2000 Contingency Plan and Year 2000 Contingency Procedures will be adjusted as necessary and incorporated into the Company's Corporate Contingency Manual. These documents will provide the means of ensuring the continuity of daily operations in the event of any loss of essential resources.

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

The following table sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated:

                                                        December 31,     September 30,
                                                            1999                  1999
                                                            ----                  ----
                                                              (Dollars in thousands)
Nonaccrual mortgage loans:
    Delinquent less than 90 days                               $ 28               $ ---
    Delinquent 90 days or more                                2,871               2,343
                                                              -----               -----
      Total                                                   2,899               2,343
Nonaccrual other loans:
    Delinquent 90 days or more                                  317                 198
                                                                ---                 ---
Total nonperforming loans                                     3,216               2,541
Real estate owned, net of related allowance                     925                 911
                                                                ---                 ---
Total nonperforming assets                                  $ 4,141             $ 3,452
                                                              =====               =====

Nonperforming loans to total net loans                         .29%                .24%

Total nonperforming assets to total assets                     .28%                .24%

Allowance for loan losses to total loans                      1.09%               1.12%

Allowance for loan losses to nonperforming loans            375.57%             470.31%

Allowance for loan losses to classified loans               244.34%             230.73%

Item 3. Quantitative and Qualitative Disclosures about Market Risk and Asset and Liability Management.

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see the Company's Annual Report to Shareholders for the year ended September 30, 1999. There has been no material change in the Company's asset and liability position or the market value of the Company's portfolio equity since September 30, 1999.


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

(a)         Exhibits.
            --------

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

(b)         Reports on Form 8-K.
            -------------------

            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 HARBOR FLORIDA BANCSHARES, INC.




Date:    February 11, 2000                            /s/
                                           ---------------------------
                                           Michael J. Brown, Sr.
                                           President and Chief Executive Officer



Date:    February 11, 2000                            /s/
                                           ---------------------------
                                           Don W. Bebber
                                           Senior Vice President, Finance and
                                           Principal Financial Officer