Form 10-Q
period 2000-03-31
HARBOR FLORIDA BANCORP INC
filed 2000-05-09
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: March 31, 2000
                                --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from _________ to __________


                        Commission file number 000-22817
                                   -----------

                         HARBOR FLORIDA BANCSHARES, INC
                         ------------------------------
             (Exact name of registrant as specified in its charter)

   DELAWARE                                                   65-0813766
   --------                                            -----------------------
   (State or other jurisdiction                        (IRS employer
   of incorporation or organization)                   identification no.)

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                (Address of principal executive offices/ZIP code)

Registrant's telephone number, including area code          (561) 461-2414
                                                  ------------------------


         Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         As of April 25, 2000, there were 25,901,584 shares of the Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                Table of Contents

Part I.   Financial Information                                          Page

Item 1.   Financial Statements

          Condensed  Consolidated  Statements  of  Financial
          Condition  as of March 31, 2000 and  September
          30, 1999(unaudited)............................................ 2

          Condensed  Consolidated  Statements  of Earnings
          for the three and six months  ended March 31, 2000
          and 1999 (unaudited)............................................3

          Condensed  Consolidated  Statements  of Cash Flows
          for the six months ended March 31, 2000 and 1999
          (unaudited).................................................... 4

          Notes to Condensed Consolidated Financial Statements
          (unaudited).....................................................6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................11

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk and Asset and Liability Management.................15


Part II.  Other Information

Item 1.   Legal Proceedings..............................................15

Item 2.   Changes in Securities..........................................15

Item 3.   Defaults Upon Senior Securities................................15

Item 4.   Submission of Matters to a Vote of Security-Holders............15

Item 5.   Other Information..............................................15

Item 6.   Exhibits and Reports on Form 8-K...............................16

          Signature Page.................................................17

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
      Condensed Consolidated Statements of Financial Condition (unaudited)
                    (Dollars in thousands except share data)

                                                                March 31,             September 30,
                                                                   2000                    1999
                                                                   ----                    -----
Assets
   Cash and amounts due from depository institutions             $ 33,823                 $ 30,214
   Interest-bearing deposits in other banks                         2,185                   32,959
   Investment securities held to maturity                          10,913                   10,910
   Investment securities available for sale                        73,622                   76,166
   Mortgage-backed securities held to maturity                    179,823                  196,971
   Loans held for sale                                              1,607                    1,747
   Loans, net                                                   1,155,264                1,070,335
   Accrued interest receivable                                      7,528                    7,580
   Real estate owned                                                1,672                      911
   Premises and equipment                                          21,005                   20,139
   Federal Home Loan Bank stock                                    11,775                   11,250
   Goodwill, net                                                    2,259                    2,361
   Other assets                                                     1,698                    1,007
                                                                    -----                    -----
     Total assets                                             $ 1,503,174               $1,462,550
                                                              ===========               ==========

Liabilities and Stockholders' Equity
Liabilities:
   Deposits                                                   $ 1,039,039                $ 977,595
   FHLB Advances                                                  230,000                  225,000
   Advance payments by borrowers for taxes and insurance           10,214                   18,951
   Income taxes payable                                                35                       22
   Other liabilities                                                3,886                    5,060
                                                                    -----                    -----
     Total liabilities                                          1,283,174                1,226,628
                                                                ---------                ---------

Stockholders' Equity:
   Preferred stock                                                    ---                      ---
   Common stock                                                     3,112                    3,110
   Paid-in capital                                                191,711                  191,016
   Retained earnings                                              102,742                   96,485
   Common stock purchased by:
     Employee stock ownership plan (ESOP)                        (12,396)                 (12,746)
     Recognition and retention plans (RRP)                        (6,258)                  (6,258)
   Accumulated other comprehensive loss, net                      (1,148)                     (70)
   Treasury stock                                                (57,763)                 (35,615)
                                                                 --------                 --------
     Total stockholders' equity                                   220,000                  235,922
                                                                  -------                  -------
     Total Liabilities and Stockholders' Equity               $ 1,503,174               $1,462,550
                                                              ===========               ==========

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                    (Dollars in thousands except share data)

                                                                Three months ended                Six months ended
                                                                     March 31,                         March 31,
                                                                     ---------                         ---------
                                                               2000             1999             2000             1999
                                                               ----             ----             ----             ----
 Interest income:
   Loans                                                   $   22,677       $   20,194       $   44,509       $   40,154
   Investment securities                                        1,451            1,577            2,918            3,155
   Mortgage-backed securities                                   2,938            3,391            5,995            6,770
   Other                                                          217              685              808            1,414
                                                         ------------     ------------     ------------     ------------
      Total interest income                                    27,283           25,847           54,230           51,493
                                                         ------------     ------------     ------------     ------------
 Interest expense:
   Deposits                                                    10,013            9,377           19,732           19,046
   Other                                                        3,200            2,844            6,475            5,356
                                                         ------------     ------------     ------------     ------------
      Total interest expense                                   13,213           12,221           26,207           24,402
                                                         ------------     ------------     ------------     ------------
      Net interest income                                      14,070           13,626           28,023           27,091
 Provision for loan losses                                        189              354              392              509
                                                         ------------     ------------     ------------     ------------
      Net interest income after provision for loan
         losses                                                13,881           13,272           27,631           26,582
                                                         ------------     ------------     ------------     ------------
 Other income:
   Other fees and service charges                               1,599            1,323            3,105            2,495
   Income from real estate operations                              15               75               98              294
   Gain (loss) on sale of mortgage loans                          (13)              16              (28)              46
   Gain on sale of securities                                     101              ---              103              ---
   Other                                                           67               47              122              108
                                                         ------------     ------------     ------------     ------------
      Total other income                                        1,769            1,461            3,400            2,943
                                                         ------------     ------------     ------------     ------------
 Other expenses:
   Compensation and employee benefits                           4,140            3,684            8,164            7,728
   Occupancy                                                    1,044              814            2,070            1,601
   Advertising and promotion                                      309              293              530              556
   Data processing services                                       369              361              736              678
   Other                                                        1,290            1,154            2,624            2,233
                                                         ------------     ------------     ------------     ------------
      Total other expense                                       7,152            6,306           14,124           12,796
                                                         ------------     ------------     ------------     ------------

      Income before income taxes                                8,498            8,427           16,907           16,729
 Income tax expense                                             3,287            3,204            6,547            6,552
                                                         ------------     ------------     ------------     ------------
      Net income                                           $    5,211       $    5,223         $ 10,360         $ 10,177
                                                         ============     ============     ============     ============

      Net income per share
         Basic                                                $ 0.21           $ 0.19           $ 0.41           $ 0.36
                                                              ======           ======           ======           ======
         Diluted                                              $ 0.21           $ 0.18           $ 0.41           $ 0.35
                                                              ======           ======           ======           ======

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                             (Dollars in thousands)

                                                                                      Six months ended
                                                                                          March 31
                                                                                   2000               1999
                                                                                   ----               ----
Cash provided by operating activities:
    Net Income                                                                    10,360             $ 10,177
    Adjustments to  reconcile  net income to net cash  provided by operating activities:
        Gain on sale of investment securities available for sale                    (103)                 ---
        (Gain) loss on sale of premises and equipment                                (13)                   2
        Gain on sale of real estate owned                                           (104)                 (87)
        Provision for loan losses                                                    392                  509
        Provision for (recovery of) losses on real estate owned                       16                 (203)
        Depreciation and amortization                                                909                  786
        Amortization of stock benefit plans                                          850                1,131
        ESOP forfeitures transferred to Treasury stock                               (11)                (44)
        Amortization of goodwill                                                     102                  101
        Net amortization of other purchase accounting adjustments                     40                   40
        Amortization of deferred loan fees and costs                                (689)                (820)
        Accretion of discount on purchased loans                                      (6)                  (6)
        Originations of loans held for sale                                       (1,169)              (4,599)
        Proceeds from sale of loans held for sale                                  1,309                4,336
        Increase in deferred loan fees and costs                                     695                1,143
        Decrease in accrued interest receivable                                       52                  470
        Increase in other assets                                                    (691)                (285)
        Increase in income taxes payable                                             168                  100
        Deferred income tax benefit                                                 (397)                 (14)
        Decrease in other liabilities                                               (101)                (144)
                                                                          ---------------              ------
          Net cash provided by operating activities                               11,609               12,593
                                                                          --------------               ------

Cash used by investing activities:
    Net increase in loans                                                        (86,540)             (65,292)
    Purchase of mortgage-backed securities                                           ---              (50,152)
    Proceeds from principal repayments of mortgage-backed securities              17,074               47,275
    Proceeds from maturities and calls of investment securities held to
        maturity                                                                     ---               10,000
    Purchase of investment securities held to maturity                               ---                 (715)
    Proceeds from maturities and calls of investment securities
        available for sale                                                           ---               10,000
    Proceeds from sale of investment securities available for sale                 1,663                  ---
    Purchase of investment securities available for sale                            (755)             (15,204)
    Proceeds from sale of real estate owned                                          506                1,031
    Purchase of premises and equipment                                            (1,822)              (1,900)
    Proceeds from sale of premises and equipment                                     116                   71
    FHLB stock purchase                                                             (525)              (2,038)
                                                                          ---------------              -------
        Net cash used by investing activities                                    (70,283)             (66,924)
                                                                          ---------------             --------


                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                             (Dollars in thousands)

                                                                                      Six months ended
                                                                                          March 31
                                                                                   2000               1999
                                                                                   ----               ----
Cash provided by financing activities:
    Net increase in deposits                                                      61,444               48,361
    Net increase in FHLB advances                                                  5,000               60,000
    Decrease in advance payments by borrowers for taxes and insurance             (8,737)              (8,170)
    Dividends paid                                                                (4,103)              (4,058)
    Common stock options exercised                                                    42                  301
    Purchase of treasury stock                                                   (22,137)             (22,613)
    Purchase of common stock by recognition and retention plan                       ---               (7,171)
                                                                          --------------               -------
        Net cash provided by financing activities                                 31,509                66,650
                                                                          --------------                ------

        Net increase (decrease) in cash and cash equivalents                     (27,165)              12,319
Cash and cash equivalents - beginning of period                                   63,173               63,763
                                                                          --------------               ------
Cash and cash equivalents - end of period                                        $36,008              $76,082
                                                                          ==============              =======

Supplemental disclosures:
    Cash paid for:
         Interest                                                                $26,196              $24,019
        Taxes                                                                      6,775                6,470
    Noncash investing and financing activities:
        Additions to real estate acquired in settlement of loans
          through foreclosure                                                      1,547                  633
        Sale of real estate owned financed by the Company                            368                  700
        Tax benefit of stock plans credited to capital                               155                  107
        Change in unrealized gain (loss) on securities available for
          sale                                                                    (1,754)                  14
        Change in deferred taxes related to securities available for
          sale                                                                       676                    5


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

2).     NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three months and six months ended March 31, 2000 and 1999. Adjustments have been made, where material, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.

                                                       Three months ended                         Six months ended
                                                            March 31                                  March 31
                                                            --------                                  --------
                                                       2000               1999                2000                 1999
                                                       ----               ----                ----                 ----

Net income                                          $5,211,411         $5,222,670          $10,359,880          $10,176,506
                                                     =========          =========           ==========           ==========

Weighted average common shares outstanding:
    Shares outstanding                              25,980,828         29,400,060           26,394,428           30,012,628
    Less weighted average uncommitted ESOP
    shares                                          (1,251,088)        (1,320,926)          (1,259,819)          (1,338,692)
                                                    ----------         -----------          ----------          -----------
        Total                                       24,729,740         28,079,134           25,134,609           28,673,936
                                                    ==========         ==========           ==========           ==========



Basic earnings per share                                 $ .21               0.19               $ 0.41               $ 0.36
                                                          ====              =====                =====                =====

Weighted average common shares outstanding          24,729,740         28,079,134           25,134,609           28,673,936
  Additional dilutive shares related to
    stock benefit plans                                194,649            219,516              291,000              253,680
                                                    ----------         ----------           ----------           ----------
  Total weighted average common shares and
    equivalents outstanding for diluted
    earnings per share computation                  24,924,389         28,298,650           25,425,609           28,927,616
                                                    ==========         ==========           ==========           ==========

Diluted earnings per share                              $ 0.21             $ 0.18               $ 0.41               $ 0.35
                                                         =====              =====                =====                =====

Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

3).     INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of March 31, 2000 are as follows:

                                                             Gross          Gross         Estimated
                                            Amortized     unrealized      unrealized       market
                                               cost          gains          losses          value
                                               ----          -----          ------          -----
                                                            (Dollars in thousands)
Available for sale:
    FHLB notes                               $ 50,000           $ ---         $1,091       $ 48,909
    FNMA notes                                 19,976             ---            167         19,809
                                               ------             ---            ---         ------
                                               69,976             ---          1,258         68,718
    Equity securities                           5,515             ---            611          4,904
                                                -----             ---            ---          -----
                                               75,491             ---          1,869         73,622
                                               ------             ---          -----         ------
Held to maturity:
    FHLB notes                                  9,998               3            ---         10,001
    Municipal securities                          915             ---             92            823
                                                  ---  --         ---             --            ---
                                               10,913               3             92         10,824
                                               ------  --           -             --         ------

    FHLMC mortgage-backed securities           80,713             212          3,736         77,189
    FNMA mortgage-backed securities            99,110             120          2,851         96,379
                                               ------             ---          -----         ------
                                              179,823             332          6,587        173,568
                                              -------             ---          -----        -------
                                             $266,227            $335         $8,548       $258,014
                                              =======             ===          =====        =======

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
                                             =======        =====           =====          =======

The amortized cost and estimated market value of debt securities at March 31, 2000 and September 30, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 March 31, 2000                   September 30, 1999
                                                 --------------                   ------------------
                                            Amortized       Estimated        Amortized        Estimated
                                               cost        market value        cost           market value
                                               ----        ------------        ----           ------------
                                                           (Dollars in thousands)
Available for sale:
    Due in one year or less                  $19,976         $ 19,809           $  ---           $  ---
    Due in one to five years                  50,000           48,909           69,961           69,377
                                              ------           ------           ------           ------
                                              69,976           68,718           69,961           69,377
                                              ------           ------           ------           ------
Held to maturity:
    Due in one year or less                    9,998           10,001            9,995            9,992
    Due after ten years                          915              823              915              852
                                                 ---              ---              ---              ---
                                              10,913           10,824           10,910           10,844
                                              ------           ------  --       ------  --       ------

    FHLMC mortgage-backed securities          80,713           77,189           88,191           86,059
    FNMA mortgage-backed securities           99,110           96,379          108,780          107,415
                                              ------           ------          -------          -------
                                             179,823          173,568          196,971          193,474
                                             -------          -------          -------          -------
                                            $260,712         $253,110         $277,842         $273,695
                                             =======          =======          =======          =======

As of March 31, 2000, the Company had pledged securities with a market value of $625,000 and a carrying value of $715,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $895,000 and a carrying value of $893,000 to collateralize treasury, tax and loan accounts as of March 31, 2000

4).     Loans

Loans are summarized below:
                                              March 31          September 30,
                                                2000                1999
                                                ----                ----
                                                 (Dollars in thousands)
Mortgage loans:
    Construction 1-4 family                   $ 97,284             $ 91,922
    Permanent 1-4 family                       840,596              788,408
    Multi-family                                15,171               15,141
    Nonresidential                             110,969               99,824
    Land                                        48,153               41,882
                                                ------               ------
        Total mortgage loans                 1,112,173            1,037,177
                                             ---------            ---------

Other loans:
    Commercial nonmortgage                      24,484               21,192
    Home improvement                            18,505               17,205
    Manufactured housing                        15,478               16,190
    Other consumer                              72,368               65,489
                                                ------               ------
        Total other loans                      130,835              120,076
                                               -------              -------
        Total loans                          1,243,008            1,157,253
                                             ---------            ---------

Less:
    Loans in process                            71,180               70,722
    Net deferred loan fees and discounts         4,271                4,244
    Allowance for loan losses                   12,293               11,952
                                                ------               ------
                                                87,744               86,918
                                                ------               ------
        Total loans, net                   $ 1,155,264          $ 1,070,335
                                            ==========            =========

An analysis of the allowance for loan losses follows:

                                          Three months ended                Six months ended
                                               March 31,                       March 31,
                                           2000          1999              2000           1999
                                           ----          ----              ----           ----
                                                         (Dollars in thousands)
Beginning balance                       $ 12,079      $ 11,920         $ 11,952       $ 11,818
Provision for loan losses                    189           354              392            509
Charge-offs                                  (36)         (426)            (124)          (508)
Recoveries                                    61            21               73             50
                                        --------      --------         --------       --------
Ending balance                          $ 12,293      $ 11,869         $ 12,293       $ 11,869
                                        ========      ========         ========       ========



At March 31, 2000 and September 30, 1999, loans with unpaid principal balances of approximately $2,597,000 and $2,541,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of March 31, 2000 and September 30, 1999, approximately $2,304,000 and $2,059,000, respectively, of these loans were in the process of foreclosure.

As of March 31, 2000 and September 30, 1999 mortgage loans which had been sold on a recourse basis had outstanding principal balances of approximately $1,211,000 and $1,413,000, respectively.

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

Results of Operations

Comparison of quarterly results in this section are between the three months ended March 31, 2000 and March 31, 1999. Comparisons of fiscal year to date results are between the six months then ended.

General. Diluted earnings per share for the second fiscal quarter ended March 31, 2000, increased 16.7% to 21 cents per share on net income of $5.2 million, compared to 18 cents per share on net income of $5.2 million for the same period last year. Diluted earnings per share for the six months ended March 31, 2000, increased 17.1% to 41 cents per share on net income of $10.4 million, compared to 35 cents on net income of $10.2 million for the same period last year. The increase for both the quarter and six months was due primarily to a decrease in the average number of shares outstanding, the growth in the loan portfolio, increased non-interest income due to the growth in transaction accounts partially offset by increased operating expenses.

Net Interest Income. Net interest income increased 3.3% to $14.1 million for the quarter ended March 31, 2000, from $13.6 million for the quarter ended March 31, 1999. For the six months ended March 31, 2000, net interest income increased 3.4% to $28.0 million compared to $27.1 million for the same period last year. This increase was a result of a $70.4 million increase in average interest-earning assets to $1.432 billion for the six months ended March 31, 2000, from $1.362 billion in the comparable period in 1999. The average balance of the loan portfolio increased by $130.2 million partially offset by a decrease of $59.8 million in the average balance of interest bearing deposits and the securities portfolio, the proceeds of which were used primarily to fund the repurchase of the Company's stock.

Provision for Loan Losses. The provision for loan losses was $189,000 for the quarter ended March 31, 2000, compared to $354,000 for the comparable period in 1999. For the six months ended March 31, 2000, the provision for loan losses was $392,000 compared to $509,000 for the comparable period in 1999. The provision for the six months ended March 31, 2000 was principally comprised of a charge of $473,000 due to loan growth, primarily in the commercial real estate and residential loan portfolios, $51,000 for net charge offs partially offset by a credit of $132,000 related to a decrease in the level of classified loans. The provision for the six months ended March 31, 1999 was principally comprised of a charge of $422,000 due to loan growth, primarily in the commercial real estate and residential loan portfolios, $178,000 for net charge offs and a credit of $91,000 related to a decrease in the level of classified loans. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Other Income. Other income increased to $1.8 million for the quarter ended March 31, 2000, from $1.5 million for the comparable period in 1999. Other income increased to $3.4 million for the six months ended March 31, 2000, from $2.9 million for the comparable period in 1999. This increase is due primarily to an increase of $610,000 in other fees and service charges partially offset by a decrease of $196,000 in income from real estate operations. Other fees and service charges, primarily from fees and service charges on deposit products, were $3.1 million and $2.5 million for the six months ended March 31, 2000 and 1999, respectively. This increase was due primarily to the growth in deposits. Income from real estate operations was $98,000 for the six months ended March 31, 2000, compared to $294,000 in the comparable period in 1999. This decrease was due primarily to a $219,000 increase in the provision for losses on real estate owned. The provision was $16,000 for the six months ended March 31, 2000, compared to a credit of $203,000 for the comparable period in 1999.

Other Expenses. Other expenses increased to $7.2 million for the quarter ended March 31, 2000, from $6.3 million for the comparable period in 1999. Other expenses increased to $14.1 million for the six months ended March 31, 2000, from $12.8 million for the comparable period in 1999 due primarily to an increase of $436,000 in compensation and benefits, an increase of $469,000 in occupancy expense and an increase of $391,000 in other expenses. The increase in compensation and benefits is due primarily to annual salary increases and additional staff required to support the growth in loans and deposits. The increase in occupancy expense is due primarily to an increase in data processing equipment expense and expenses resulting from the addition of three new branch offices during the last fiscal year. The increase in other expenses is due primarily to an increase of $123,000 in professional fees, $97,000 in deposit account losses and other increases resulting from the growth in loans and deposits.

Income Taxes. Income tax expense increased to $3.3 million for the quarter ended March 31, 2000, from $3.2 million for the same period last year. Income tax expense remained constant at $6.5 million for the six months ended March 31, 2000 and 1999, due primarily to a decrease in the effective tax rate to 38.7% in 2000 from 39.2% in 1999. The decrease in the effective tax rate for the six months ending March 31, 2000 is due primarily to the difference between the financial and the tax treatment of the expense of stock benefit plans.

Financial Condition

Total assets increased to $1.503 billion at March 31, 2000, from $1.463 billion at the fiscal year ended September 30, 1999. The increase is due primarily to the growth in net loans partially offset by the decrease in interest bearing deposits and the securities portfolio.

Interest-bearing deposits in other banks decreased to $2.2 million at March 31, 2000, from $33.0 million at September 30, 1999. The decrease is due primarily to a decrease in funds on deposit at the FHLB, the proceeds of which were used primarily to fund the repurchase of the Company's stock.

Mortgage-backed securities decreased to $179.8 million at March 31, 2000, from $197.0 million at September 30, 1999. The decrease is due primarily to $17.1 million of repayments.

Net loans increased to $1.155 billion at March 31, 2000, from $1.070 billion at September 30, 1999. The increase is due primarily to loan disbursements of $220.1 million partially offset by repayments of $133.6 million. The increase in net loans for the six months ending March 31, 2000 is due primarily to a net increase of $58.2 million in residential 1-4 family mortgage loans, $8.8 million in nonresidential mortgage loans, $7.3 million in land loans and $7.5 million in consumer loans.

Deposits increased to $1.039 billion at March 31, 2000, from $977.6 million at September 30, 1999. The increase is due primarily to a net increase in deposits before interest credited of $43.8 million and interest credited of $17.6 million. The increase in deposits for the six months ending March 31, 2000 is due primarily to an increase of $38.7 million in core deposits and $22.7 million in certificate accounts.

FHLB advances increased to $230.0 million at March 31, 2000, from $225.0 million at September 30, 1999. The increase is due to a new short-term daily rate advance of $5.0 million.

Stockholders' equity decreased to $220.0 million at March 31, 2000, from $235.9 million at September 30, 1999. The decrease is due primarily to the repurchase of $22.1 million of Company common stock to be held as treasury stock, partially offset by $10.4 million of earnings for the fiscal year. During the fiscal year, the Company repurchased 1,844,701 shares at an average price of $12.01 per share to be held as treasury stock in accordance with the Company's stock repurchase program.

At March 31, 2000, the Bank exceeded all regulatory capital requirements as follows:

                               Required                            Actual
                               --------                            ------                  Excess of Actual
                                          % of                               % of          Over Regulatory
                       Amount            Assets            Amount           Assets           Requirements
                       ------            ------            ------           ------           ------------
                                                    (Dollars in thousands)
Tangible Capital        $22,459             1.50%          $155,123           10.36%            $132,664
Core Capital            $59,892             4.00%          $155,123           10.36%            $ 95,231
Risk-Based Capital      $67,483             8.00%          $164,940           19.55%            $ 97,457

Cash Flow

Net cash provided by the Company's operating activities (i.e. cash items affecting net income) was $11.6 million and $12.6 million for the six months ended March 31, 2000 and 1999, respectively.

Net cash used by the Company's investing activities (i.e. cash used primarily from its investment securities, mortgage-backed securities and loan portfolios) was $70.3 million and $66.9 million for the six months ended March 31, 2000 and 1999, respectively. The increase in cash flows in 2000 was principally due to an increase of $21.2 million in net loans partially offset by a $50.2 million decrease in the purchase of mortgage-backed securities and a decrease of $30.2 million in proceeds from principal repayments from mortgage-backed securities.

Net cash provided by the Company's financing activities (i.e. cash receipts primarily from net increases (decreases) in deposits and net FHLB advances) was $31.5 million and $66.6 million for the six months ended March 31, 2000 and 1999, respectively. The decrease in cash flows in 2000 was principally due to a $55.0 million decrease in borrowings from the FHLB partially offset by a $13.1 million increase in deposits. In 1999, the Company borrowed $50 million of new long term fixed rate advances in order to fund the purchases of $50 million fifteen-year fixed rate mortgage-backed securities.

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

The following table sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated:

                                                         March 31,           September 30,
                                                           2000                  1999
                                                           ----                  ----

                                                           (Dollars in thousands)
Nonaccrual mortgage loans:
    Delinquent less than 90 days                            $ 346               $ ---
    Delinquent 90 days or more                              2,085               2,343
                                                            -----               -----
      Total                                                 2,431               2,343

Nonaccrual other loans:
    Delinquent 90 days or more                                166                 198
                                                              ---                 ---
Total nonperforming loans                                   2,597               2,541

Real estate owned, net of related allowance                 1,672                 911
                                                            -----                 ---
Total nonperforming assets                                $ 4,269             $ 3,452
                                                            =====               =====

Nonperforming loans to total net loans                       .22%                .24%

Total nonperforming assets to total assets                   .28%                .24%

Allowance for loan losses to total loans                    1.06%               1.12%

Allowance for loan losses to nonperforming loans          473.36%             470.31%

Allowance for loan losses to classified loans             274.33%             230.73%

Item 3. Quantitative and Qualitative Disclosures about Market Risk and Asset and Liability Management.

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see the Company's Annual Report on Form 10-K for the year ended September 30, 1999. There has been no material change in the Company's asset and liability position or the market value of the Company's portfolio equity since September 30, 1999.


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

Item 3.     Defaults Upon Senior Securities.

            None

Item 4.     Submission of Matters to a Vote of Security-Holders.

            An Annual Meeting of Stockholders of the Company was held January 21, 2000 for the purpose of considering and voting upon the following matters:

1.       To elect three directors of the Company for three (3) year terms.

2. To ratify the appointment by the Company's Board of Directors of the firm of KPMG LLP as independent public accountants for the Company for the fiscal year ending September 30, 2000.


The following table sets forth the results as to each matter voted upon:

      PROPOSAL            FOR           AGAINST        ABSTAIN         % APPROVED        BROKER NON-VOTES
      --------            ---           -------        -------          ---------               ---------
 No. 1 - Bird            23,036,600         83,400            ---          85%                 ---
         Fee             23,031,468         88,532            ---          85%                 ---
         Neill           23,032,893         87,107            ---          85%                 ---
 No. 2                   22,450,000         16,894         44,239          83%                 ---



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





                                                HARBOR FLORIDA BANCSHARES, INC.




Date:    May 9, 2000                                  /S/
                                                ------------------
                                                Michael J. Brown, Sr.
                                                President and Chief Executive
                                                Officer



Date:    May 9, 2000                                  /S/
                                                --------------------
                                                Don W. Bebber
                                                Senior Vice President, Finance
                                                and Principal Financial Officer