Form 10-Q
period 2000-06-30
HARBOR FLORIDA BANCORP INC
filed 2000-08-10
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(MarkOne)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: June 30, 2000
                                  -------------
                                       OR

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
                                                  ------------------------


         Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         As of July 24, 2000, there were 25,454,203 shares of the Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                Table of Contents

Part I.  Financial Information                                             Page

Item 1.    Financial Statements

           Condensed  Consolidated  Statements  of  Financial
           Condition  as of June 30,  2000 and  September  30, 1999
           (unaudited)....................................................... 2

           Condensed  Consolidated  Statements  of Earnings
           for the three and nine months  ended June 30, 2000
           and 1999 (unaudited)...............................................3

           Condensed  Consolidated  Statements of Cash Flows
           for the nine months ended June 30, 2000 and 1999 (unaudited).......4

           Notes to Condensed Consolidated Financial Statements (unaudited)...6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................12

Item 3.    Quantitative and Qualitative Disclosures about Market
           Risk and Asset and Liability Management...........................16


Part II.   Other Information

Item 1.    Legal Proceedings.................................................16

Item 2.    Changes in Securities.............................................16

Item 3.    Defaults Upon Senior Securities...................................16

Item 4.    Submission of Matters to a Vote of Security-Holders...............16

Item 5.    Other Information.................................................16

Item 6.    Exhibits and Reports on Form 8-K..................................16

           Signature Page....................................................18

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
      Condensed Consolidated Statements of Financial Condition (unaudited)
                    (Dollars in thousands except share data)

                                                                   June 30,      September 30,
                                                                     2000             1999
                                                                     ----             ----
Assets
   Cash and amounts due from depository institutions                 $ 33,800         $ 30,214
   Interest-bearing deposits in other banks                               821           32,959
   Investment securities held to maturity                              10,199           10,910
   Investment securities available for sale                            74,539           76,166
   Mortgage-backed securities held to maturity                        172,246          196,971
   Loans held for sale                                                  2,256            1,747
   Loans, net                                                       1,204,200        1,070,335
   Accrued interest receivable                                          8,144            7,580
   Real estate owned                                                    1,124              911
   Premises and equipment                                              21,006           20,139
   Federal Home Loan Bank stock                                        12,250           11,250
   Goodwill, net                                                        2,209            2,361
   Other assets                                                         1,544            1,007
                                                                        -----            -----
     Total assets                                                 $ 1,544,338       $1,462,550
                                                                  ===========       ==========

Liabilities and Stockholders' Equity
Liabilities:
   Deposits                                                       $ 1,068,624        $ 977,595
   FHLB Advances                                                      239,000          225,000
   Advance payments by borrowers for taxes and insurance               15,541           18,951
   Income taxes payable                                                   679               22
   Other liabilities                                                    4,446            5,060
                                                                        -----            -----
     Total liabilities                                              1,328,290        1,226,628
                                                                    ---------        ---------

Stockholders' Equity:
   Preferred stock                                                        ---              ---
   Common stock                                                         3,113            3,110
   Paid-in capital                                                    191,917          191,016
   Retained earnings                                                  106,286           96,485
   Common stock purchased by:
     Employee stock ownership plan (ESOP)                            (12,222)         (12,746)
     Recognition and retention plans (RRP)                            (6,215)          (6,258)
   Accumulated other comprehensive loss, net                            (689)             (70)
   Treasury stock                                                    (66,142)         (35,615)
                                                                     --------         --------
     Total stockholders' equity                                       216,048          235,922
                                                                      -------          -------
     Total Liabilities and Stockholders' Equity                   $ 1,544,338       $1,462,550
                                                                  ===========       ==========

  See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                    (Dollars in thousands except share data)

                                                          Three months ended                Nine months ended
                                                                June 30,                         June 30,
                                                                --------                         --------
                                                          2000             1999             2000             1999
                                                          ----             ----             ----             ----
 Interest income:
   Loans                                              $   24,130       $   20,704       $   68,640       $   60,859
   Investment securities                                   1,459            1,518            4,378            4,673
   Mortgage-backed securities                              2,829            3,169            8,823            9,939
   Other                                                      19              656              827            2,070
                                                    ------------     ------------     ------------     ------------
      Total interest income                               28,437           26,047           82,668           77,541
                                                    ------------     ------------     ------------     ------------
 Interest expense:
   Deposits                                               10,582            9,336           30,315           28,382
   Other                                                   3,301            2,862            9,775            8,219
                                                    ------------     ------------     ------------     ------------
      Total interest expense                              13,883           12,198           40,090           36,601
                                                    ------------     ------------     ------------     ------------
      Net interest income                                 14,554           13,849           42,578           40,940
 Provision for loan losses                                   244              155              637              665
                                                    ------------     ------------     ------------     ------------
      Net interest income after
         provision for loan
         losses                                           14,310           13,694           41,941           40,275
                                                    ------------     ------------     ------------     ------------
 Other income:
   Other fees and service charges                          1,684            1,390            4,918            3,962
   Income from real estate operations                        102              104              200              399
   Gain on sale of mortgage loans                             29               17                1               63
   Gain on sale of securities available for sale             ---              ---              103              ---
   Other                                                     165               64              286              172
                                                    ------------     ------------     ------------     ------------
      Total other income                                   1,980            1,575            5,508            4,596
                                                    ------------     ------------     ------------     ------------
 Other expenses:
   Compensation and employee benefits                      4,068            3,788           12,232           11,516
   Occupancy                                               1,070              841            3,140            2,442
   Advertising and promotion                                 288              218              818              774
   Data processing services                                  441              367            1,306            1,122
   Other                                                   1,222            1,176            3,845            3,409
                                                    ------------     ------------     ------------     ------------
      Total other expense                                  7,089            6,390           21,341           19,263
                                                    ------------     ------------     ------------     ------------

      Income before income taxes                           9,201            8,879           26,108           25,608
 Income tax expense                                        3,540            3,405           10,087            9,957
                                                    ------------     ------------     ------------     ------------
      Net income                                      $    5,661       $    5,474         $ 16,021         $ 15,651
                                                      ==========       ==========     ============     ============

      Net income per share
         Basic                                           $ 0.24           $ 0.20           $ 0.65           $ 0.56
                                                         ======           ======           ======           ======
         Diluted                                         $ 0.23           $ 0.20           $ 0.64           $ 0.55
                                                         ======           ======           ======           ======

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                             (Dollars in thousands)

                                                                              Nine months ended
                                                                                   June 30
                                                                            2000               1999
                                                                            ----               ----
Cash provided by operating activities:
    Net income                                                              16,021             15,651
    Adjustments to reconcile net income to net cash provided by operating activities:
        Gain on sale of investment securities available for sale              (103)               ---
        Gain on sale of premises and equipment                                (117)                (3)
        Gain on sale of real estate owned                                     (218)              (168)
        Provision for loan losses                                              637                665
        Provision for (recovery of) losses on real estate owned                 25               (216)
        Depreciation and amortization                                        1,357              1,217
        Amortization of stock benefit plans                                  1,256              1,573
        ESOP forfeitures transferred to Treasury stock                         (11)               (44)
        Amortization of goodwill                                               152                152
        Net amortization of other purchase accounting adjustments               54                 60
        Amortization of deferred loan fees and costs                        (1,049)            (1,213)
        Accretion of discount on purchased loans                               (10)               (10)
        Originations of loans held for sale                                 (3,150)            (7,632)
        Proceeds from sale of loans held for sale                            2,642              5,795
        Increase in deferred loan fees and costs                             1,100              1,654
        (Increase) decrease in accrued interest receivable                    (564)               265
        Increase in other assets                                              (537)              (540)
        Increase (decrease) in income taxes payable                            810               (184)
        Deferred income tax benefit                                           (534)              (280)
        Increase (decrease) in other liabilities                               308                (19)
                                                                          --------               -----
          Net cash provided by operating activities                         18,069               16,723
                                                                          --------               ------

Cash used by investing activities:
    Net increase in loans                                                 (135,614)             (91,625)
    Purchase of mortgage-backed securities                                     ---              (70,073)
    Proceeds from principal repayments of mortgage-backed securities        24,627               61,278
    Proceeds from maturities and calls of investment securities held to
        maturity                                                               715               20,000
    Purchase of investment securities held to maturity                         ---                 (715)
    Proceeds from maturities and calls of investment securities
        available for sale                                                     ---               20,000
    Proceeds from sale of investment securities available for sale           1,663                  ---
    Purchase of investment securities available for sale                      (918)             (25,359)
    Proceeds from sale of real estate owned                                    996                1,433
    Purchase of premises and equipment                                      (2,343)              (3,584)
    Proceeds from sale of premises and equipment                               308                   75
    FHLB stock purchase                                                     (1,000)              (2,038)
                                                                          ---------              -------
        Net cash used by investing activities                             (111,566)             (90,608)
                                                                          ---------             --------




                                                                                Nine months ended
                                                                                     June 30
                                                                             2000                 1999
                                                                             ----                 ----
Cash provided by financing activities:
    Net increase in deposits                                                91,029               55,257
    Net increase in FHLB advances                                           14,000               60,000
    Decrease in advance payments by borrowers for taxes and insurance       (3,410)              (3,305)
    Dividends paid                                                          (6,220)              (6,082)
    Common stock options exercised                                              62                  311
    Purchase of treasury stock                                             (30,516)             (26,275)
    Purchase of common stock by recognition and retention plan                 ---               (7,171)
                                                                         ---------               -------
        Net cash provided by financing activities                           64,945                72,735
                                                                         ---------                ------

        Net increase (decrease) in cash and cash equivalents               (28,552)               1,150
Cash and cash equivalents - beginning of period                             63,173               63,763
                                                                         ---------               ------
Cash and cash equivalents - end of period                                  $34,621              $62,613
                                                                         =========              =======

Supplemental disclosures:
    Cash paid for:
        Interest                                                           $40,008              $36,216
        Taxes                                                                9,810               10,395
    Noncash investing and financing activities:
        Additions to real estate acquired in settlement of loans
          through foreclosure                                                1,647                  976
        Sale of real estate owned financed by the Company                      631                  944
        Tax benefit of stock plans credited to capital                         153                  107
        Change in unrealized gain (loss) on securities available for
          sale                                                              (1,007)               (608)
        Change in deferred taxes related to securities available for
          sale                                                                 388                  234
        Distribution of recognition and retention plan                          43                  ---


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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The effective date for Statement 133 was delayed by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB No. 133" ("Statement 137"), to fiscal years beginning after June 15, 2000. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to FASB Statement No. 133" ("Statement 138"). Statement 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply Statement 133. It is currently anticipated that the Company will adopt Statement 133 on October 1, 2000, and that the statement will not have a significant financial statement impact upon adoption.

2).     NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three months and nine months ended June 30, 2000 and 1999. Adjustments have been made, where material, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.

                                                       Three months ended                        Nine months ended
                                                             June 30                                  June 30
                                                                                                      -------
                                                    2000                 1999                2000                 1999
                                                    ----                 ----                ----                 ----
Net income                                          $5,661,182          $5,474,268          $16,021,063          $15,650,774
                                                     =========           =========           ==========           ==========

Weighted average common shares outstanding:
    Shares outstanding                              25,221,622          28,323,965           26,003,493           29,449,739
    Less weighted average uncommitted ESOP
    shares                                          (1,231,901)        (1,303,468)           (1,250,513)         (1,326,950)
                                                    ----------         -----------           ----------          -----------
        Total                                       23,989,721          27,020,497                                28,122,789
                                                    ==========          ==========                                ==========
                                                                                             24,752,980

Basic earnings per share                                 $ .24              $ 0.20               $ 0.65               $ 0.56
                                                          ====               =====                =====                =====

Weighted average common shares outstanding          23,989,721          27,020,497           24,752,980           28,122,789
  Additional dilutive shares related to
    stock benefit plans                                118,723             314,204              215,228              282,855
                                                       -------             -------              -------              -------
  Total weighted average common shares and
    equivalents outstanding for diluted
    earnings per share computation                  24,108,443          27,361,701           24,968,208           28,405,644
                                                    ==========          ==========           ==========           ==========

Diluted earnings per share                              $ 0.23              $ 0.20               $ 0.64               $ 0.55
                                                         =====               =====                =====                =====

Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

3).     INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of June 30, 2000 are as follows:

                                                    Gross           Gross          Estimated
                                     Amortized   unrealized      unrealized         market
                                        cost        gains          losses           value
                                        ----        -----          ------           -----
                                                 (Dollars in thousands)
Available for sale:
    FHLB notes                        $ 50,000     $ ---           $958       $ 49,042
    FNMA notes                          19,983       ---            119         19,864
                                        ------       ---            ---         ------
                                        69,983       ---          1,077         68,906
    Equity securities                    5,678       188            233          5,633
                                         -----       ---            ---          -----
                                        75,661       188          1,310         74,539
                                        ------       ---          -----         ------
Held to maturity:
    FHLB notes                           9,999       ---              4          9,995
    Municipal securities                   200       ---              2            198
                                           ---       ---              -            ---
                                        10,199       ---              6         10,193
                                        ------       ---              -         ------

    FHLMC mortgage-backed securities    78,204       237          3,380         75,061
    FNMA mortgage-backed securities     94,042        89          2,647         91,484
                                        ------        --          -----         ------
                                       172,246       326          6,027        166,545
                                       -------       ---          -----        -------
                                      $258,106      $514        $ 7,343       $251,277
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
                                       =======       =====           =====          =======

The amortized cost and estimated market value of debt securities at June 30, 2000 and September 30, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            June 30, 2000                  September 30, 1999
                                            -------------                  ------------------
                                      Amortized     Estimated          Amortized        Estimated
                                         cost      market value          cost         market value
                                         ----          -----             ----              -----
                                                          (Dollars in thousands)
Available for sale:
    Due in one year or less            $19,983         $ 19,864           $  ---           $  ---
    Due in one to five years            50,000           49,042           69,961           69,377
                                        ------           ------           ------           ------
                                        69,983           68,906           69,961           69,377
                                        ------           ------           ------           ------
Held to maturity:
    Due in one year or less              9,999            9,995            9,995            9,992
    Due after ten years                    200              198              915              852
                                           ---              ---              ---              ---
                                        10,199           10,193           10,910           10,844
                                        ------           ------           ------           ------

    FHLMC mortgage-backed securities    78,204           75,061           88,191           86,059
    FNMA mortgage-backed securities     94,042           91,484          108,780          107,415
                                        ------           ------          -------          -------
                                       172,246          166,545          196,971          193,474
                                       -------          -------          -------          -------
                                      $252,428         $245,644         $277,842         $273,695
                                       =======          =======          =======          =======

As of June 30, 2000, the Company had pledged securities with a market value of $198,000 and a carrying value of $200,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $844,000 and a carrying value of $846,000 to collateralize treasury, tax and loan accounts as of June 30, 2000.

4).     Loans

Loans are summarized below:
                                              June 30         September 30,
                                                2000              1999
                                                ----              ----
Mortgage loans:                                  (Dollars in thousands)
    Construction 1-4 family                   $ 101,844             $ 91,922
    Permanent 1-4 family                        870,271              788,408
    Multi-family                                 15,206               15,141
    Nonresidential                              115,306               99,824
    Land                                         52,483               41,882
                                                 ------               ------
        Total mortgage loans                  1,155,110            1,037,177
                                              ---------            ---------

Other loans:
    Commercial nonmortgage                       24,744               21,192
    Home improvement                             20,009               17,205
    Manufactured housing                         15,668               16,190
    Other consumer                               76,817               65,489
                                                 ------               ------
        Total other loans                       137,237              120,076
                                                -------              -------
        Total loans                           1,292,347            1,157,253
                                              ---------            ---------

Less:
    Loans in process                             71,294               70,722
    Net deferred loan fees and discounts          4,309                4,244
    Allowance for loan losses                    12,544               11,952
                                                 ------               ------
                                                 88,147               86,918
                                                 ------               ------
        Total loans, net                    $ 1,204,200          $ 1,070,335
                                             ==========            =========

An analysis of the allowance for loan losses follows:

                                 Three months ended            Nine months ended
                                      June 30,                    June 30,
                                 2000          1999           2000           1999
                                 ----          ----           ----           ----
                                                  (In thousands)
Beginning balance             $ 12,293      $ 11,870         $ 11,952       $ 11,818
Provision for loan losses          244           155              637            665
Charge-offs                        (12)          (59)            (136)          (566)
Recoveries                          19            17               91             66
                                ------        ------           ------         ------
Ending balance                $ 12,544      $ 11,983         $ 12,544       $ 11,983
                                ======        ======           ======         ======


At June 30, 2000 and September 30, 1999, loans with unpaid principal balances of approximately $2,554,000 and $2,541,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of June 30, 2000 and September 30, 1999, approximately $2,257,000 and $2,059,000, respectively, of these loans were in the process of foreclosure.

As of June 30, 2000 and September 30, 1999 mortgage loans which had been sold on a recourse basis had outstanding principal balances of approximately $1,100,000 and $1,413,000, respectively.

5).      Subsequent event

On July 3, 2000, Harbor Federal Savings Bank completed its acquisition of Haynes and Haynes Insurance Company. Haynes and Haynes Insurance Company, specializing in property and casualty insurance, has been serving the residents and businesses in St. Lucie County for 99 years. The acquisition of this agency complements the Bank's full line of banking products with the addition of a full range of insurance products to meet the growing needs of our customers spanning six counties.

Harbor Insurance Agency, Inc., a wholly owned subsidiary of the Bank, will continue to operate at Haynes and Haynes Insurance Agency's present location in Ft. Pierce, Florida. The principal owners and managers of Haynes and Haynes Insurance Agency will continue as the management team for Harbor Insurance Agency, Inc.

On July 21, 2000, Harbor Insurance Agency completed the acquisition of certain assets of the Enns Agency. The Enns Agency is located in Ft. Pierce, Florida and specializes in property and casualty insurance. The Enns Agency was owned by Edward G. Enns, Chairman of the Company.

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

Results of Operations

Comparisons of quarterly results in this section are between the three months ended June 30, 2000 and June 30, 1999. Comparisons of fiscal year to date results are between the nine months then ended.

General. Diluted earnings per share for the third fiscal quarter ended June 30, 2000, increased 15.0% to 23 cents per share on net income of $5.7 million, compared to 20 cents per share on net income of $5.5 million for the same period last year. Diluted earnings per share for the nine months ended June 30, 2000, increased 16.4% to 64 cents per share on net income of $16.0 million, compared to 55 cents on net income of $15.7 million for the same period last year. The increase for both the quarter and nine months was due primarily to the growth in the loan portfolio, increased non-interest income due to the growth in transaction accounts partially offset by increased operating expenses and a decrease in the average number of shares of common stock outstanding.

Net Interest Income. Net interest income increased 5.1% to $14.6 million for the quarter ended June 30, 2000, from $13.8 million for the quarter ended June 30, 1999. For the nine months ended June 30, 2000, net interest income increased 4.0% to $42.6 million compared to $40.9 million for the same period last year. This increase was a result of a $70.9 million increase in average interest-earning assets to $1.444 billion for the nine months ended June 30, 2000, from $1.373 billion in the comparable period in 1999. The average balance of the loan portfolio increased by $138.8 million. This increase was partially offset by a decrease of $67.9 million in the average balances of interest bearing deposits and the securities portfolio, the proceeds of which were used primarily to fund the repurchase of the Company's stock.

Provision for Loan Losses. The provision for loan losses was $244,000 for the quarter ended June 30, 2000, compared to $155,000 for the comparable period in 1999. For the nine months ended June 30, 2000, the provision for loan losses was $637,000 compared to $665,000 for the comparable period in 1999. The provision for the nine months ended June 30, 2000 was principally comprised of a charge of $660,000 due to loan growth, primarily in the commercial real estate and residential loan portfolios, $45,000 for net charge offs partially offset by a credit of $68,000 related to a decrease in the level of classified loans. The provision for the nine months ended June 30, 1999 was principally comprised of a charge of $462,000 due to loan growth, primarily in the commercial real estate, commercial business and residential loan portfolios, $220,000 for net charge offs and a credit of $17,000 related to a decrease in the level of classified loans. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Other Income. Other income increased to $2.0 million for the quarter ended June 30, 2000, from $1.6 million for the comparable period in 1999. Other income increased to $5.5 million for the nine months ended June 30, 2000, from $4.6 million for the comparable period in 1999. This increase is due primarily to an increase of $956,000 in other fees and service charges and to $115,000 gain on the sale of land partially offset by a decrease of $199,000 in income from real estate operations. Other fees and service charges, primarily from fees and service charges on deposit products, were $4.9 million and $4.0 million for the nine months ended June 30, 2000 and 1999, respectively. This increase was due primarily to the growth in transaction accounts. Income from real estate operations was $200,000 for the nine months ended June 30, 2000, compared to $399,000 in the comparable period in 1999. This decrease was due primarily to a $240,000 increase in the provision for losses on real estate owned. The provision was $25,000 for the nine months ended June 30, 2000, compared to a credit of $216,000 for the comparable period in 1999.

Other Expenses. Other expenses increased to $7.1 million for the quarter ended June 30, 2000, from $6.4 million for the comparable period in 1999. Other expenses increased to $21.3 million for the nine months ended June 30, 2000, from $19.3 million for the comparable period in 1999 due primarily to an increase of $716,000 in compensation and benefits, an increase of $698,000 in occupancy expense and an increase of $436,000 in other expenses. The increase in compensation and benefits is due primarily to annual salary increases and additional staff required to support the growth in loans and deposits. The increase in occupancy expense is due primarily to an increase in data processing equipment expense and expenses resulting from the addition of three new branch offices during the last fiscal year. The increase in other expenses is due primarily to an increase of $213,000 in professional fees and other increases resulting from the growth in loans and deposits. The increase in professional fees is due primarily to fees paid to a consulting firm for a net interest margin and product pricing study.

Income Taxes. Income tax expense increased to $3.5 million for the quarter ended June 30, 2000, from $3.4 million for the same period last year. Income tax expense increased to $10.1 million for the nine months ended June 30, 2000, from $10.0 million for the comparable period in 1999 due primarily to an increase in pretax accounting income, partially offset by a decrease in the effective tax rate to 38.6% in 2000 from 38.9% in 1999. The decrease in the effective tax rate for the nine months ending June 30, 2000 is due primarily to the difference between the financial and the tax treatment of the expense of stock benefit plans.

Financial Condition

Total assets increased to $1.544 billion at June 30, 2000, from $1.463 billion at the fiscal year ended September 30, 1999. The increase is due primarily to the growth in net loans partially offset by the decrease in interest bearing deposits and the securities portfolio.

Interest-bearing deposits in other banks decreased to $821,000 at June 30, 2000, from $33.0 million at September 30, 1999. The decrease is due primarily to a decrease in funds on deposit at the FHLB, the proceeds of which were used primarily to fund the repurchase of the Company's stock.

Mortgage-backed securities decreased to $172.2 million at June 30, 2000, from $197.0 million at September 30, 1999. The decrease is due primarily to $24.6 million of repayments.

Net loans increased to $1.204 billion at June 30, 2000, from $1.070 billion at September 30, 1999. The increase is due primarily to loan disbursements of $343.6 million partially offset by repayments of $208.0 million. The increase in net loans for the nine months ending June 30, 2000 is due primarily to a net increase of $89.6 million in residential 1-4 family mortgage loans, $16.0 million in nonresidential mortgage loans, $12.1 million in land loans and $13.6 million in consumer loans.

Deposits increased to $1.069 billion at June 30, 2000, from $977.6 million at September 30, 1999. The increase is due primarily to a net increase in deposits before interest credited of $64.0 million and interest credited of $27.0 million. The increase in deposits for the nine months ending June 30, 2000 is due primarily to an increase of $50.6 million in core deposits and $40.4 million in certificate accounts.

FHLB advances increased to $239.0 million at June 30, 2000, from $225.0 million at September 30, 1999. The increase is due to a new short-term daily rate advance of $14.0 million.

Stockholders' equity decreased to $216.0 million at June 30, 2000, from $235.9 million at September 30, 1999. The decrease is due primarily to the repurchase of $30.5 million of Company common stock to be held as treasury stock, partially offset by $16.0 million of earnings for the fiscal year. During the fiscal year, the Company repurchased 2,641,493 shares at an average price of $11.56 per share to be held as treasury stock in accordance with the Company's stock repurchase program.

At June 30, 2000, the Bank exceeded all regulatory capital requirements as follows:

                                          Required                            Actual
                                          --------                            ------                 Excess of Actual
                                                     % of                               % of          Over Regulatory
                                  Amount            Assets            Amount           Assets          Requirements
                                  ------            ------            ------           ------          ------------
                                                               (Dollars in thousands)
Tangible Capital                   $23,064             1.50%          $160,868           10.46%            $137,804
Core Capital                       $46,128             3.00%          $160,868           10.46%            $114,740
Risk-Based Capital                 $69,914             8.00%          $170,998           19.57%            $101,084

Cash Flow

Net cash provided by the Company's operating activities (i.e. cash items affecting net income) was $18.1 million and $16.7 million for the nine months ended June 30, 2000 and 1999, respectively.

Net cash used by the Company's investing activities (i.e. cash used primarily from its investment securities, mortgage-backed securities and loan portfolios) was $111.6 million and $90.6 million for the nine months ended June 30, 2000 and 1999, respectively. The increase in cash flows in 2000 was principally due to an increase of $44.0 million in net loans, a decrease of $39.3 million in proceeds from maturity of investment securities and a decrease of $24.4 million in the purchase of investment securities partially offset by a $70.1 million decrease in the purchase of mortgage-backed securities and a decrease of $36.7 million in proceeds from principal repayments from mortgage-backed securities.

Net cash provided by the Company's financing activities (i.e. cash receipts primarily from net increases (decreases) in deposits and net FHLB advances) was $64.9 million and $72.7 million for the nine months ended June 30, 2000 and 1999, respectively. The decrease in cash flows in 2000 was principally due to a $46.0 million decrease in borrowings from the FHLB partially offset by a $35.8 million increase in deposits. In 1999, the Company borrowed $50 million of new long term fixed rate advances in order to fund the purchases of $50 million fifteen-year fixed rate mortgage-backed securities.

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

The following table sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated:

                                                         June 30,            September 30,
                                                           2000                  1999
                                                           ----                  ----
                                                            (Dollars in thousands)
Nonaccrual mortgage loans:
    Delinquent less than 90 days                             $ ---               $ ---
    Delinquent 90 days or more                               2,347               2,343
                                                             -----               -----
      Total                                                  2,347               2,343
Nonaccrual other loans:
    Delinquent 90 days or more                                 207                 198
                                                               ---                 ---
Total nonperforming loans                                    2,554               2,541
Real estate owned, net of related allowance                  1,124                 911
                                                             -----                 ---
Total nonperforming assets                                 $ 3,678             $ 3,452
                                                             =====               =====

Nonperforming loans to total net loans                        .21%                .24%
Total nonperforming assets to total assets                    .24%                .24%
Allowance for loan losses to total loans                     1.04%               1.12%
Allowance for loan losses to nonperforming loans           491.22%             470.31%
Allowance for loan losses to classified loans              248.03%             230.73%

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





                                     HARBOR FLORIDA BANCSHARES, INC.



Date:    August 9, 2000              __________/s/_____________
                                     Michael J. Brown, Sr.
                                     President and Chief Executive Officer



Date:    August 9, 2000              __________/s/______________
                                     Don W. Bebber
                                     Senior Vice President, Finance and
                                     Principal Financial Officer