Form 10-K
period 2000-09-30
HARBOR FLORIDA BANCORP INC
filed 2000-12-29
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   ----------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 2000
                          ---------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                        Commission file number 000-22817
                                   -----------

                         HARBOR FLORIDA BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              65-0813766
-------------------------------------------        -----------------
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

                         Common Stock (par value $0.10)
                                (Title of class)


                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X               No
                                                -----                 ------

    Indicate  by  check  mark  if  disclosure  of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price of the common stock as of December 8, 2000 ($14.0625) was $350,694,802.

         The number of shares of common stock outstanding on December 8, 2000 was 24,938,297.


         Documents incorporated by reference:

1.       Annual Report to Stockholders for the fiscal year ended
         September 30, 2000 (Parts II and III).

2.       Proxy Statement for the 2000 Annual Meeting of
         Stockholders (Part III).

                                TABLE OF CONTENTS



    Item                                                                   Page
     No.                                                                    No.
     ---                                                                    ---

               Part I

      1        Business.......................................................4

      2        Properties....................................................21

      3        Legal Proceedings.............................................24

      4        Submission of Matters to a Vote of Security-Holders...........24

               Part II

      5        Market for Registrant's Common Equity
               and Related Stockholder Matters...............................24

      6        Selected Financial Data.......................................25

      7        Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................25

     7A        Quantitative and Qualitative Disclosures about Market Risk....25

      8        Financial Statements and Supplementary Data...................25

      9        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...........................25

               Part III

     10        Directors and Executive Officers of the Registrant............26

     11        Executive Compensation........................................26

     12        Security Ownership of Certain Beneficial Owners
               and Management............................................    26

     13        Certain Relations and Related Transactions....................26

     14        Exhibits, Financial Statement Schedules, and Reports on Form
               8-K...........................................................27

                                     PART I

Item 1.  Business

General

       Harbor Florida Bancshares, Inc., (the "Company" or "Bancshares"), is a Delaware corporation organized in 1998 and is the holding company for Harbor Federal Savings Bank (the "Bank"), a federally chartered savings bank. The Bank was founded in 1934 as a federally chartered savings institution. The Company owns 100% of the Bank's common stock. Currently, it engages in no other significant activities beyond its ownership of the Bank's common stock. Consequently, its net income is derived from the Bank. The Bank provides a wide range of banking services and is engaged in the business of attracting deposits primarily from the communities it serves and using these and other funds to originate primarily one-to-four family first mortgage loans for retention in its portfolio.

       Prior to March 18, 1998, the Company's predecessor entity, Harbor Florida Bancorp, Inc. ("Bancorp"), was owned approximately 53.37% by Harbor Financial M.H.C. ("Mutual Holding Company") and 46.63% by public shareholders. On March 18, 1998, pursuant to a plan of conversion and reorganization, and after a series of transactions: (1) Bancshares was formed and became the surviving corporate entity, (2) Bancshares sold the ownership interest in Bancorp previously held by the Mutual Holding Company to the public in a subscription offering (the "Offering") (16,586,752 common shares at $10.00 resulting in net cash proceeds after costs and funding the ESOP of approximately $150 million),
(3) previous public shareholders of Bancorp had their shares exchanged into 14,112,400 common shares of Bancshares (exchange ratio of 6.0094 to 1) (the "Exchange"), and (4) the Mutual Holding Company ceased to exist. The total number of shares of common stock outstanding following the Offering and Exchange was 30,699,152. The reorganization was accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments. As a result of the reorganization, the consolidated financial statements for prior periods have been restated to reflect the changes in the par value of common stock from $.01 to $.10 per share and in the number of authorized shares of common stock from 13,000,000 to 70,000,000.

Market Area

         The Company serves communities in six growing and diverse Florida counties. Its headquarters are in Fort Pierce, Florida, located on the eastern coast of Florida between Stuart and Daytona Beach. In addition to its headquarters, it has sixteen branch offices and one insurance agency office in St. Lucie, Indian River and Martin counties, located on Florida's "Treasure Coast." This area is characterized by both a large retirement and vacation home population and a significant agricultural economy, primarily citrus crops. The Company has five branch offices located in Brevard County, which encompasses the "Space Coast" of the state. Brevard County has an industrial base fueled primarily by companies related to NASA and the John F. Kennedy Space Center. Prominent electronics concerns such as Harris Corporation are also major employers in this area. The Company also has one branch office in Okeechobee County, a rural, agricultural area, and six branch offices in Volusia County, where tourism and a large retirement population predominate.

Lending Activities

         General. The Company's principal activity has historically been, and will continue to be for the foreseeable future, the origination of one-to-four family residential mortgage loans. The Company sells some conforming loans, primarily to the Federal National Mortgage Association ("FNMA"), and has, on rare occasions, purchased whole loans and loan participations, but it primarily focuses on the origination of loans and retains them in its portfolio for investment. See " -- Lending Activities -- One to Four Family Permanent
Residential Mortgage Loans" below. The Company also originates one-to-four family residential construction and consumer loans, and consumer installment, commercial real estate and commercial business loans. Substantially all of the Company's mortgage loans are secured by property in its market area and substantially all of its other loans are made to borrowers in its market area.

         The Company offers both fixed-rate and adjustable rate mortgage ("ARM") loans. The Company has sought to increase its origination of ARM loans to reduce its interest rate risk. However, the Company's ability to originate ARM loans has been limited by borrower preference for fixed-rate loans.

         Loan and Mortgage - Backed Securities Portfolio Composition. The following table sets forth a summary of the composition of the Company's loan and mortgage-backed securities portfolio by type of loan at the dates indicated.

                                                                       At September 30,
 --------------------------------------------------------------------------------------------------------------------------------

                                      2000                 1999              1998                1997                1996
                               -----------------    ----------------    ----------------    -----------------   -----------------

                                         Percent             Percent             Percent              Percent            Percent
                                           of                  of                  of                   of                 of
                                Amount    Total      Amount   Total      Amount   Total      Amount    Total     Amount   Total
                               -------  --------    -------  -------    -------  --------    -------  --------   ------   ------

                                                                           (Dollars in thousands)

Mortgage Loans
Construction 1 - 4 Family.     $106,063    7.88%    $ 91,922    7.94%   $ 66,671    6.62%    $ 47,800    5.42%  $ 43,994   5.46%
Permanent 1 - 4 Family....      899,229   66.81      788,408   68.12     707,078   70.26      629,906   71.46    584,297   72.49
Multifamily...............       20,474    1.52       15,141    1.31      11,074    1.10       15,326    1.74     17,804    2.21
Nonresidential............      120,067    8.92       99,824    8.63      84,254    8.37       54,983    6.24     41,970    5.21
Land......................       54,731    4.07       41,882    3.62      27,562    2.75       33,182    3.76     29,034    3.60
                              ---------   -----    ---------   -----     -------  ------      -------  ------    -------  ------
    Total Mortgage Loans..    1,200,564   89.20    1,037,177   89.62     896,639   89.10      781,197   88.62    717,099   88.97
                              ---------   -----    ---------   -----     -------  ------      -------  ------    -------  ------
Other Loans
Commercial................       28,606    2.13       21,192    1.83      15,074    1.50       11,287    1.28      8,199    1.02
Consumer:
    Home Improvement......       21,636    1.61       17,205    1.49      19,016    1.89       20,614    2.34     20,679    2.56
    Manufactured
        Housing..........        15,736    1.17       16,190    1.40      16,418    1.63       16,399    1.86     15,784    1.96
    Other Consumer (1)....       79,363    5.89       65,489    5.66      59,223    5.88       51,988    5.90     44,265    5.49
                              ---------   -----    ---------   -----   ---------   -----    ---------   -----   ---------  -----
    Total Other Loans.....      145,341   10.80      120,076   10.38     109,731   10.90      100,288   11.38     88,927   11.03
                              ---------   -----    ---------   -----   ---------   -----    ---------   -----   ---------  -----
Total Loans Receivable...     1,345,905  100.00%   1,157,253  100.00%  1,006,370  100.00%     881,485  100.00%   806,026  100.00%
                              ---------  ======    ---------  ======   ---------  ======      -------  ======    -------  ======
Less:
Loans in process..........       77,074               70,722              46,152               32,078             26,788
Deferred loan fees and
    discounts.............        4,433                4,244               3,700                3,446              3,203
Allowance for loan losses.       12,729               11,952              11,818               11,691             11,016
                                 ------           ----------          ----------           ----------           --------
    Subtotal..............       94,236               86,918              61,670               47,215             41,007
                                 ------           ----------          ----------           ----------           --------
Total Loans Receivable,
     Net..................    1,251,669            1,070,335             944,700              834,270            765,019
Loans Held for Sale.......        2,548                1,747                 714                  141              4,870
Mortgage-Backed
    Securities..............    165,059              196,971             201,049              176,854            153,293
                              ---------           ----------          ----------           ----------           --------
Total.....................   $1,419,276           $1,269,053          $1,146,463           $1,011,265           $923,182
                             ==========           ==========          ==========           ==========           ========

 (1)   Includes home equity and other second mortgage loans.

                                                                ---------------

       The following table shows the maturity or period to repricing of the Company's loan and mortgage-backed securities portfolios at September 30, 2000. Loans that have adjustable rates are shown as being due in the period in which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $286.2, $278.0 and $246.4 million for fiscal years 2000, 1999 and 1998, respectively. Loans having no stated maturity and no schedule of repayments (including delinquent loans), and demand loans are reported as due within one year.

                                            One         Three        Five
                              Within      Through      Through      Through    Ten through Beyond twenty
                             one year   three years   five years   Ten years   twenty years    years         Total
                             --------   -----------   ----------   ---------   ------------ ------------   ---------
                                                                (In thousands)

Mortgage loans:
  Permanent 1 - 4 family..   $133,500     $70,234      $40,463      $66,179      $263,070      $371,169     $944,615
  Other...................     75,255      25,560       23,267       19,416        35,135           759      179,392
Other loans:
  Consumer ...............     32,140      15,113       27,830       31,789         9,420           273      116,565
  Commercial .............     17,512       2,532        3,458        4,446            93           ---       28,041
Nonperforming loans (1)...      2,766         ---          ---          ---           ---           ---        2,766
Mortgage-backed securities     11,594       6,183       39,001        9,642        98,639           ---      165,059
                             --------    --------     --------     --------      --------       -------    ---------
    Sub-total.............   $272,767    $119,622     $134,019     $131,472      $406,357      $372,201   $1,436,438
                             ========    ========     ========     ========      ========      ========
Deferred loan fees and
    discounts.............                                                                                    (4,433)
Allowance for loan losses.                                                                                   (12,729)
                                                                                                           ---------
Total (2)(3)..............                                                                                $1,419,276
                                                                                                          ==========

(1) All nonperforming loans are reported as due within one year regardless of the actual maturity term.
(2) Amounts reported do not include principal repayment or prepayment assumptions.
(3) Amounts include loans held for sale of $2,548,000 at September 30, 2000.
                                                 --------------

       The   following   table  sets  forth  the   amount  of   fixed-rate   and
adjustable-rate loans at September 30, 2000 due or repricing after September 30, 2001.


                                                     Adjustable
                                      Fixed Rate        Rate              Total
                                      -----------------------------------------
                                                  (In thousands)
Mortgage loans:
  Permanent 1 - 4 family............    $693,211      $117,904        $811,115
  Other.............................      54,405        49,732         104,137
Other loans:
  Consumer .........................      84,425           ---          84,425
  Commercial .......................      10,529           ---          10,529
                                         ------        -------       ---------
Total loans.........................     842,570       167,636       1,010,206
Mortgage-backed securities..........     153,465           ---         153,465
                                         -------       -------      ----------
Total...............................    $996,035      $167,636      $1,163,671
                                        ========      ========      ==========

                                                 --------------

       One-to-Four Family Permanent Residential Mortgage Loans. The Company's primary lending activities focus on the origination of one-to-four family residential mortgage loans. The Company generally does not originate one-to-four family residential loans on properties outside of its market area. At September 30, 2000, $899.2 million or 66.8% of the Company's total loan portfolio and 56.8% of total assets consisted of one-to-four family loans.

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

       The Company currently offers one-to-four family residential mortgage loans with fixed, adjustable or a combination of fixed/adjustable interest rates. Adjustable rate loans enable the Company to create a loan portfolio more sensitive to fluctuating interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company's interest rate gap position, and loan products offered by the Company's competitors. In a low interest rate environment, borrowers typically prefer fixed rate loans to ARM loans, and even if management's strategy is to emphasize ARM loans, market conditions may be such that there is greater demand for fixed rate mortgage loans.

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

       One-to-Four Family Residential Construction Loans. A part of the Company's loan originations are to finance the construction of one-to-four family homes in the Company's market area. At September 30, 2000 the Company had $106.1 million in such loans, representing 7.9% of total loans. It is the Company's policy to disburse loan proceeds as construction progresses and as inspections warrant.

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

       Consumer Loans. The Company originates consumer loans as an essential element in its retail-oriented strategy. Secured consumer loans include automobile, manufactured housing, boat and truck loans, home equity and home improvement loans as well as loans secured by the borrower's deposit accounts with the Company. The loans for manufactured housing are generally originated within quality, retirement lifestyle communities spread throughout the six county market area that feature amenities such as full service clubhouse facilities, swimming pools, and, in a number of cases, golf courses. These loans are subject to the normal underwriting standards of the Company. Loans are made on either a fixed-rate or adjustable-rate basis, with terms generally up to 15 years. A limited amount of unsecured consumer loans are also originated. At September 30, 2000, consumer-oriented loans accounted for $116.7 million or 8.7% of the Company's total loan portfolio.

       Non-Residential and Land Mortgage Loans. In the late 1980's the Company curtailed its lending in non-residential mortgages with the exception of loans to finance the sale of the Company's real estate acquired through foreclosure. In recent years, the Company re-entered this market and made a total of $37.1, $34.7 and $38.3 million of non-residential mortgage loans in 2000, 1999 and 1998, respectively. At September 30, 2000, nonresidential loans constituted $120.1 million or 8.9% of the Company's total loan portfolio. Origination of these loans plays a subordinate role to the origination of residential mortgage and consumer-related loans. Non-residential mortgage loans are offered on properties within the Company's primary market area using both fixed or adjustable rate programs.

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

       The Company also originates developed building lot loans ("lot loans") secured by individual improved lots for future residential construction. Lot loans are offered with either a fixed or adjustable interest rate and with a maximum term of up to 15 years. At September 30, 2000 these loans accounted for $19.5 million or 1.5% of the Company's total loan portfolio.

       Other Loans. The balance of the Company's lending consists of multi-family mortgage and commercial loans. At September 30, 2000 these loans represented $20.5 million or 1.5% and $28.6 million or 2.1%, respectively, of the Company's total loan portfolio. The multi-family mortgage loans are secured primarily by apartment complexes. These loans are subject to the same lending limits as apply to the Company's commercial real estate lending. The commercial loans represent primarily equipment and other business loans to professionals such as physicians and attorneys. These loans are an integral part of the Company's strategy of seeking synergy between its various deposit and loan products and as a service to existing customers.

Origination and Sale of Loans

       From time to time the Company has sold mortgage loans, primarily to the FNMA and the FHLMC. Historically, the Company has not purchased significant amounts of loans.

       The Company sells a small portion of newly originated 30-year fixed rate mortgage loans. In addition, the Company sells loans under the single family Mortgage Revenue Bond Programs through local County Housing Finance Authorities. The servicing on these loans is also released, which means the Company does not retain any administrative or collection responsibilities in connection with the loans. The purpose of selling a portion of fixed rate loans from current production is to reduce interest rate risk by limiting the growth of longer term fixed rate loans in the portfolio and to generate service fee income over time.

       The following table shows total loan origination activity including mortgage-backed securities, during the periods indicated.


                                              Years Ended September 30,

                                           2000           1999         1998
                                        ---------      ---------   ----------
                                                    (In thousands)

Mortgage loans (gross):
  At beginning of year (1).............$1,038,954      $ 897,363     $781,341
  Mortgage loans originated:
    Construction 1-4 Family............   125,539        112,508       83,429
    Permanent 1-4 Family...............   143,334        162,866      173,758
    Multi-family.......................     7,211          5,075          605
    Nonresidential.....................    37,063         34,726       38,260
    Land...............................    51,283         22,755       11,313
                                        ---------     ----------     --------
  Total mortgage loans originated (2)..   364,430        337,930      307,365

  Mortgage loans sold..................    (5,289)        (8,432)      (9,125)
  Principal repayments.................  (193,401)      (186,632)    (179,354)
  Mortgage loans transferred to
   real estate owned...................    (1,548)        (1,275)      (2,864)
                                       ----------     ----------     --------
  At end of year.......................$1,203,146     $1,038,954     $897,363
                                       ==========     ==========     ========
Other loans (gross):
  At beginning of year................. $ 120,076      $ 109,731    $ 100,288
  Other loans originated...............   118,446        101,949       77,044
  Principal repayments.................   (93,181)       (91,604)     (67,601)
                                         --------       --------     --------
  At end of year.......................  $145,341       $120,076     $109,731
                                         ========       ========     ========
Mortgage-backed securities (gross):
  At beginning of year.................  $196,971       $201,049     $176,854
  Mortgage-backed securities purchased.       ---         70,074      100,222
  Principal repayments.................   (31,912)       (74,152)     (76,027)
                                          -------       --------      -------
  At end of year.......................  $165,059       $196,971     $201,049
                                         ========       ========     ========

       (1)        Includes loans held for sale.
       (2) Loans originated represent loans closed, however all loans may not be fully disbursed at time of closing.
                              --------------------

Mortgage-backed Securities

       A substantial part of the Company's business involves investments in mortgage-backed securities issued or guaranteed by an agency of the United States government. Historically, the Company's mortgage-backed securities portfolio has consisted primarily of pass-through mortgage participation certificates issued by FHLMC and FNMA. These pass-through certificates represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the loans' originators, through the FHLMC and FNMA that pools and packages the participation interests into the form of securities, to investors such as the Company. The FHLMC and FNMA guarantee the payment of principal and interest. The underlying pool of mortgages can consist of either fixed-rate or adjustable-rate loans. At September 30, 2000 the Company's portfolio of mortgage-backed securities consisted entirely of FHLMC and FNMA participation certificates. Of the $165.1 million in mortgage-backed securities at that date, approximately $9.5 million or 5.7% represented adjustable-rate securities and $155.6 million or 94.3% represented fixed-rate securities with anticipated maturity dates from 5 months to 27 years.

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

    The Company's fixed-rate mortgage-backed securities consist of both long-term and balloon securities. The long-term securities have original maturity terms of ten, fifteen and thirty years. The balloon securities have principal and interest amortization based on a thirty-year maturity schedule with final principal balloon payments due in five years or seven years from the date of the security. Balloon mortgage-backed securities are held in the portfolio as a means of reducing the average life of the fixed-rate portfolio. A shorter average portfolio life will help reduce the interest rate risk associated with these investments. As of September 30, 2000 long-term, fixed-rate mortgage-backed securities amounted to $108.4 million and five-year and seven-year balloon mortgage-backed securities amounted to $1.8 million and $45.4 million, respectively.

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

       Residential delinquencies are handled by the Loan Collections Department. This department begins collection efforts on residential loans when a loan appears on the 15-day delinquent list. Borrowers are sent a notice to accelerate the debt when the debt is 45 days delinquent. If the delinquent account has not been corrected, foreclosure proceedings are begun generally at the 75th day of delinquency. At September 30, 2000, residential loans delinquent 90 days and longer represented 0.2% of the total residential loan portfolio.

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

       The following table shows the Company's loans delinquent 90 days or more and loan delinquencies as a percent of total loans at the dates indicated.

                                                 September 30,
                                   2000               1999           1998
                              -------------     -------------   ---------------
                                       (Dollars in thousands)
                              Number  Amount    Number Amount    Number Amount
                              --------------    -------------    --------------
Mortgage loans:
  Construction and land.....   ---   $ ---       ---    $ ---     ---   $  ---
  Permanent 1 - 4 family....    23    1,390       38    1,854      19      778
  Other mortgage............     3      641        3      489       4    1,102
                               ---    -----      ---    -----    ----    -----
  Total mortgage loans......    26    2,031       41    2,343      23    1,880
Other loans.................    12      230        9      198      13      542
                               ---    -----      ---    -----    ----    -----
Total loans.................    38   $2,261       50   $2,541      36   $2,422
                                ==   ======       ==   ======     ===   ======
Delinquent loans
   to total loans...........          .18%              .24%             .26%

       As of  September  30,  2000,  1999 and 1998,  $505,000,  $0 and  $25,000,
respectively, of loans were on nonaccrual status which were not 90 days past due.

       Nonperforming Assets. The Company also places emphasis on improving asset quality and asset quality has improved each year since 1996 when nonperforming assets as a percentage of total assets was .50%. The Company's nonperforming assets as a percentage of total assets has decreased slightly, from .24% at September 30, 1999 to .23% at September 30, 2000.

       Loans 90 days past due are generally placed on non-accrual status. The Company ceases to accrue interest on a loan once it is placed on non-accrual status, and interest accrued but unpaid at that time is charged against interest income. Additionally, any loan where it appears evident that the collection of interest is in doubt is also placed on a non-accrual status. The investment in impaired loans (primarily consisting of classified loans), other than those evaluated collectively for impairment, at September 30, 2000 and 1999 was $3,748,000 and $4,511,000, respectively. The average recorded investment in impaired loans during the years ended September 30, 2000 and 1999 was approximately $3,435,000 and $5,118,000, respectively. The total specific allowance for loan losses related to these loans was $0 on September 30, 2000 and 1999. Interest income on impaired loans of approximately $311,000 and $461,000 was recognized in the years ended September 30, 2000 and 1999, respectively.

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

    At the dates indicated, nonperforming assets in the Company's portfolio were as follows:

                                                                               September 30,
                                                 ----------------------------------------------------------------------
                                                       2000           1999          1998          1997            1996
                                                       ----           ----          ----          ----            ----
                                                                          (Dollars in thousands)
Non-accrual mortgage loans:

  Delinquent less than 90 days.............           $  ---        $  ---        $  ---        $  ---           $ 323
  Delinquent 90 days or more...............            2,031         2,343         1,880         2,416           1,717
                                                       -----         -----         -----         -----           -----
     Total.................................            2,031         2,343         1,880         2,416           2,040
                                                       -----         -----         -----         -----           -----
Non-accrual other loans:
  Delinquent less than 90 days.............              505           ---            25           ---             ---
  Delinquent 90 days or more...............              230           198           542           164             132
                                                       -----         -----         -----         -----           -----
     Total.................................              735           198           567           164             132
                                                       -----         -----         -----         -----           -----
Total non-accrual loans....................            2,766         2,541         2,447         2,580           2,172
Accruing loans 90 days or more delinquent .              ---           ---           ---           ---             ---
                                                       -----         -----         -----         -----           -----
  Total nonperforming loans................            2,766         2,541         2,447         2,580           2,172
                                                       -----         -----         -----         -----           -----
Other nonperforming assets:
  Real estate owned........................              871           911         3,168         2,892           4,830
    Less allowance for losses..............              ---           ---          (634)         (578)         (1,712)
                                                       -----         -----         -----         -----           -----
      Total................................              871           911         2,534         2,314           3,118
                                                       -----         -----         -----         -----           -----
Total nonperforming assets, net............           $3,637        $3,452        $4,981        $4,894          $5,290
                                                      ======        ======        ======        ======          ======

Nonperforming loans to total net loans.....            0.22%         0.24%         0.26%         0.31%           0.28%
Total nonperforming assets to
  total assets.............................            0.23%         0.24%         0.37%         0.43%           0.50%

       For the year ended September 30, 2000, interest income of $159,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income was actually included in net income regarding non-accrual loans during the same period.

       Management evaluates each REO property on no less than a quarterly basis to assure that the net carrying value of the property on the Company's books is no greater than the fair market value less estimated costs to dispose. When necessary, the property is written down or specific allowances are established to reduce the carrying value.

                                                         REO Allowances
                                                   Years Ended September 30,
                                            ------------------------------------
                                                2000          1999        1998
                                                ----          ----        ----
                                                        (In thousands)

       Beginning balance....................   $ ---          $634        $578
       Provision for (recovery of) losses...      25          (186)        136
       Charge-offs..........................     (25)         (448)        (80)
                                                ----         -----        ----
       Ending balance.......................   $ ---         $ ---        $634
                                                =====        =====        ====

       Provision for losses on REO is included in income (losses) from real estate operations on the Company's consolidated statements of earnings.

       Not included in the preceding table are net gains, (losses) or recoveries on the sale of real estate owned of $271,000, $207,000 and $176,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

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

       The following table presents the Company's classified assets at the dates indicated.


                                                   September 30,
                                     2000               1999              1998
                                   --------           ------            -------
                                                  (In thousands)
     Substandard:
       Real Estate Owned........     $ 871              $ 911          $ 3,168
       Loans....................     4,580              5,180            5,375
                                     -----              -----            -----
         Total Substandard......     5,451              6,091            8,543
     Doubtful...................       ---                ---              ---
     Loss.......................       ---                ---              202
                                    ------             ------           ------
                                    $5,451             $6,091           $8,745
                                    ======             ======           ======

                                                ---------------

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

       The Company provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components: (1) General loss percentages are calculated based upon historical analyses. (2) A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

       Specific allowances are provided in the event that the specific collateral analysis on each classified loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan losses is debited or credited in order to state the allowance for loan losses to the required level as determined above.

       The following tables set forth an analysis of the Company's allowance for loan losses at the dates indicated.

                                                                    Years Ended September 30,
                                       --------------------------------------------------------------------------------

                                                2000             1999           1998             1997           1996
                                               ------           ------         ------           -------        -------
Balance at beginning of year...                $11,952          $11,818        $11,691          $11,016        $10,083
Provision for (recovery of)
     losses....................                    847              816            297              782            (76)
Allowance for loan losses
    acquired (1)......................             ---              ---            ---              ---            885
Charge-offs:
    Residential................                    (75)             (22)          (259)             (43)          (137)
    Commercial real estate.....                    (30)             (49)           ---              (91)           ---
    Consumer...................                   (125)            (324)          (213)            (125)           (48)
    Other......................                     (3)            (367)          (102)              (3)          (180)
                                                ------           ------         ------           ------          -----
       Total charge-offs.......                   (233)            (762)          (574)            (262)          (365)

Recoveries:
    Residential................                     40               39             86               44            149
    Commercial real estate.....                     39               21              2               19             86
    Consumer...................                     70               14             16               62             79
    Other......................                     14                6            300               30            175
                                                ------           ------         ------           ------          -----
       Total recoveries........                    163               80            404              155            489

Balance at end of year.........                $12,729          $11,952        $11,818          $11,691        $11,016
                                               =======          =======        =======          =======        =======
Allowance for loan losses to total
    loans......................                  1.02%            1.12%          1.25%            1.40%          1.44%
Allowance for loan losses to  total
    non-performing loans.......                460.19%          470.31%        483.13%          453.11%        507.25%
Allowance for loan losses and
    allowance for REO to total non-
    performing assets..........                350.02%          346.20%        221.80%          224.21%        181.78%
Net charge-offs (recoveries) to
    average loans outstanding during
    the period.................                  0.01%            0.07%          0.02%            0.01%        (0.02)%
Classified loans to total net loans              0.37%            0.48%          0.59%            1.19%          1.11%

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


                                                                            September 30,
                       -------------------------------------------------------------------------------------------------------------
                                2000                 1999                    1998                 1997                   1996
                               ------              --------                --------             ---------              --------
                                   Percent               Percent                Percent                Percent               Percent
                           Amount     (1)       Amount       (1)       Amount     (1)        Amount      (1)         Amount    (1)
                           ------    -----      ------   -------       ------   -------      ------    -------       ------  ------
                                                                         (Dollars in thousands)
Allowance at end of
  period applicable to:
Residential...........     $ 2,820    74.69%    $ 2,605    76.06%     $ 2,251     76.88%     $ 2,141    76.88%     $ 2,077    77.95%
Commercial real estate       6,192    14.51       6,142    13.56        5,986     12.22        6,487    11.74        6,088    11.02
Consumer .............       2,432     8.67       2,128     8.55        2,310      9.40        2,068    10.10        1,802    10.01
Commercial business...       1,285     2.13       1,077     1.83        1,271      1.50          995     1.28        1,049     1.02
                            ------   ------      ------   ------       ------    ------       ------   ------       ------  -------
    Total.............     $12,729   100.00%    $11,952   100.00%     $11,818    100.00%     $11,691   100.00%     $11,016   100.00%
                            ======   ======      ======   ======       ======    ======       ======   ======       ======   ======

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

       The table below summarizes the carrying value and estimated market value of the Company's portfolio of investment securities at the dates indicated.


                                                                       September 30,
                                              2000                          1999                        1998
                                     --------------------        --------------------        ---------------------
                                                                       (In thousands)

                                    Carrying        Market       Carrying       Market       Carrying       Market
                                     Value          Value          Value        Value         Value          Value
                                     -----          -----          -----        -----         -----          -----
  Available for sale:
    FHLB notes..........            $59,299        $59,299       $49,502        $49,502      $50,721       $50,721
    FNMA notes..........             19,939         19,939        19,875         19,875       20,343        20,343
    Equity securities...              6,529          6,529         6,789          6,789          452           452
                                     ------         ------        ------         ------       ------        ------
        Total                       $85,767        $85,767       $76,166        $76,166      $71,516       $71,516
                                     ======         ======        ======         ======       ======        ======

  Held to maturity:
    FHLB notes..........                ---            ---         9,995          9,992       19,989        20,268
    FNMA notes..........                ---            ---           ---            ---       10,000        10,005
    Municipal securities                200            200           915            852          ---           ---
                                      -----         ------        ------         ------       ------        ------
        Total...........            $   200       $    200       $10,910        $10,844      $29,989       $30,273
                                     ======        =======        ======         ======       ======        ======

  FHLB stock............            $12,500        $12,500       $11,250        $11,250      $ 8,212       $ 8,212

      The table below presents the contractual maturities and weighted average yields of investment securities at September 30, 2000, excluding FHLB stock and equity securities. Yields on tax exempt obligations are not reported on a tax equivalent basis.


                     One Year or Less     One to Five Years      More Than Five Years              Total Investment Securities
                   -------------------   -------------------    ---------------------     ------------------------------------------
                                                                 (Dollars in thousands)
                                                                                          Average
                              Weighted                Weighted             Weighted      Remaining                         Weighted
                   Carrying   Average     Carrying    Average   Carrying   Average       Years to     Carrying    Market    Average
                     Value     Yield       Value       Yield      Value     Yield        Maturity      Value      Value      Yield
                     -----     -----       -----       -----      -----     -----        --------      -----      -----      -----
  FHLB Notes         $ 9,907    5.52%      $49,392      5.89%     $ ---      0.00%          1.1        $59,299    $59,299     5.82%
  FNMA Notes          19,939    5.68          ---        .00        ---      0.00            .2         19,939     19,939     5.68
  Municipal
    Securities           ---    0.00          ---        .00        200      7.40          13.1            200        200     7.40


                                                 ------------------


Sources of Funds

     Deposits.  The  Company  offers a number  of  different  deposit  accounts, including regular savings, interest-bearing checking or NOW accounts, non-interest checking, money market accounts, term certificate accounts and individual retirement accounts.

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

     During the year ended September 30, 2000, the Company began offering internet banking services. This new online service allows customers the ability to access their accounts through any computer terminal that has internet browser capabilities, using secure technology. Customers benefit by having access to their accounts and being able to initiate transactions at the time that suits them best. The Company also offers a bill pay service.

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

      Management believes that demand and passbook accounts are less sensitive to changes in interest rates than other types of accounts, such as certificates of deposit. As of September 30, 2000, the Company had 33.14% of its deposits in passbook and demand accounts, 65.79% in certificates of deposit and 1.07% in official checks. When management determines the levels of its deposit rates, consideration is given to local competition, U.S. Treasury securities offerings, and anticipated funding requirements.

     The following table sets forth the distribution of the Company's deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented. Management does not believe that the use of year-end balances instead of average monthly balances produces any material difference in the information presented:

                                                                       September 30,
                                          2000                              1999                              1998
                              ---------------------------- ------------------------------------  ------------------------------
                                                  Weighted                           Weighted                          Weighted
                                                  Average                             Average                           Average
                                                  Nominal                              Nominal                          Nominal
                              Amount    Percent    Rate         Amount     Percent      Rate       Amount    Percent     Rate
                              ------    -------    ----         ------     -------      ----       ------    -------     ----
                                                                     (Dollars in thousands)
Demand accounts:
   Non-interest
     Bearing demand          $102,534     9.33%      N/A       $ 76,176      7.79%       N/A      $ 54,954     5.99%      N/A
   NOW accounts                70,881     6.45       .74%        66,184      6.77       1.09%       60,129     6.55      1.13%
   Money market accounts       95,223     8.67      4.49         43,015      4.40       2.49        41,074     4.46      2.54
                             --------    -----      ----        -------     -----      -----      --------    -----     -----
   Subtotal                   268,638    24.45      1.79        185,375     18.96        .97       156,157    17.00      1.10
 Savings accounts:
   Passbook                    95,431     8.69      1.58        108,508     11.10       1.97        92,698    10.10      2.06
 Certificates of deposit      722,739    65.79      5.84        671,281     68.67       5.03       658,842    71.76      5.43
 Official checks               11,729     1.07       N/A         12,431      1.27        N/A        10,429     1.14       N/A
                            ---------    -----      ----        -------     -----       ----      --------    -----     -----
   Total deposits          $1,098,537   100.00%     4.42%      $977,595    100.00%      3.86%     $918,126   100.00%     4.29%
                           ==========   ======      ====       ========    ======       ====      ========   ======      ====


    The following table presents, by various categories, information concerning the amounts and maturities of the Company's time deposits.


                                                      September 30,
                                      ------------------------------------------
                                          2000            1999            1998
                                         ------          ------          ------
                                                (Dollars in thousands)

  0.00 - 3.00%.............               $ 103           $ 128           $ 328
  3.01 - 4.00%.............               5,081          11,275              --
  4.01 - 5.00%.............             124,393         335,421          84,192
  5.01 - 6.00%.............             300,063         298,720         540,209
  6.01 - 7.00%.............             279,215          25,361          33,674
  7.01 - 8.00%.............              13,866             376             434
  8.01 - 9.00%.............                 18              ---               5
                                       --------        --------        --------
Total Certificate Accounts.            $722,739        $671,281        $658,842
                                       ========        ========        ========

    At September 30, 2000, the Company had certificates of deposit in amounts of $100,000 or more maturing as follows:


                                                             Amount
Maturity Period                                          (In thousands)
---------------
3 Months or Less......................................       $13,563
Over 3 to 6 Months....................................        13,410
Over 6 to 12 Months...................................        19,719
Over 12 Months........................................        37,103
                                                             -------
Total.................................................       $83,795
                                                             =======

    The following table contains information regarding deposit account activity for the periods shown.


                                          Years Ended September 30,
                                   --------------------------------------

                                        2000        1999            1998
                                       ------      -------        -------
                                            (Dollars in thousands)
Net increase (decrease) before
   interest credited                 $ 83,446      $ 25,933      $(28,838)
Interest credited                      37,496        33,536        35,388
                                      -------       -------        ------
Deposit account increase             $120,942       $59,469       $ 6,550
                                     ========       =======       =======

Weighted average cost of deposits
  during the year                      4.07%         3.96%          4.35%

Weighted average cost of deposits
  at end of year                       4.42%         3.86%          4.29%


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

      As of September 30, 2000, the Company had $238 million of outstanding FHLB advances. Of this amount, $220 million have maturity dates of twenty-one months or longer. The remaining $18 million of FHLB advances are short-term, with maturity dates of twelve months or less.

      As of September 30, 2000, the Company had a total credit limit of $394.2 million and an availability limit of $156.2 million with the FHLB of Atlanta.

      In addition to FHLB advances, the Company had $164.3 million of unpledged mortgage-backed securities at September 30, 2000. These unpledged mortgage-backed securities could be used as collateral under reverse repurchase transactions with various security dealers. Such borrowing transactions could provide additional cash and liquidity to the Company in the event of sudden or unforeseen deposit withdrawals.

      The Company recognizes the maturity characteristics of its time deposit portfolio. Management believes that unused FHLB advances and other borrowing sources would provide sufficient funding for potential deposit withdrawals.

      The following table sets forth information regarding the Company's borrowing at and for the periods indicated:

                                                        At or for the Year Ended September 30,
                                                        --------------------------------------
                                                          2000         1999         1998
                                                         ------       ------        -----
                                                              (Dollars in thousands)
  FHLB Advances:
     Average Balance............................        $232,917     $197,767     $104,877
     Maximum balance at any month-end...........         247,000      225,000      145,000
     Balance at year end........................         238,000      225,000      145,000
     Weighted average interest rate during the year        5.67%        5.62%        6.12%
     Weighted average interest rate at year end.           5.64%        5.56%        5.76%
  Other Borrowings:
     Average Balance............................           $  16       $  ---        $ 167
     Maximum balance at any month-end...........              99          ---          475
     Balance at year end........................              91          ---          ---
     Weighted average interest rate during the year       35.15%          ---       11.98%
     Weighted average interest rate at year end.           8.00%          ---          ---
  Total Borrowings:
     Average Balance............................        $232,933     $197,767     $105,044
     Maximum balance at any month-end...........         247,099      225,000      145,000
     Balance at year end........................         238,091      225,000      145,000
     Weighted average interest rate during the year        5.67%        5.62%        6.13%
     Weighted average interest rate at year end.           5.64%        5.56%        5.76%

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

      The Bank has four active subsidiary corporations. Appraisal Analysts, Inc. provides real estate appraisal services to the Bank as well as third parties.
H. F. Development Company, Inc. serves as a repository for some of the Company's commercial REO properties held for disposition. See "Business -- Delinquent, Nonperforming and Classified Assets". Harbor Insurance Agency, Inc. specializes in property and casualty insurance and provides a full range of insurance products to its customers. (See Note 17 to Consolidated Financial Statements on pages 50 and 51 in the Annual Report). Harbor Florida Financial Services,Inc. offers non-deposit investment products for sale through the Bank's branch offices.

Competition

      The Company encounters strong competition both in attracting deposits and in originating real estate and consumer loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations and credit unions in its market area. The Company expects continued strong competition from such financial institutions in the foreseeable future. The Company's market area includes branches of a number of commercial banks that are substantially larger than the Company in terms of statewide deposits. The Company competes for deposits by offering depositors a high level of personal service, convenient locations and competitive interest rates.

      The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies and other savings associations. Lending competition has increased substantially in recent years, as a result of the large number of institutions seeking to benefit from the growth in the Company's market area.

      The Company competes for loans primarily through the interest rates and loan fees it charges, the types of loans it offers, and the efficiency and quality of services it provides borrowers, real estate brokers and builders. Factors that affect competition include general and local economic conditions, current interest rate levels and volatility of the mortgage markets. Based on total assets, as of September 30, 2000, the Company was the largest savings institution headquartered in the six county area served by the Company.

Employees

      At September 30, 2000, the Company had a total of 386 full-time and 68 part-time employees, none of whom were represented by a collective bargaining unit. The Company considers its relations with its employees to be good.

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

      The Company does not believe that the Act has had a material adverse effect on its operations. However, to the extent that the Act has permitted banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that can offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets the Company currently serves.

Item 2.  Properties

      The Company conducts its business from its headquarters in Fort Pierce and through 27 full-service banking offices, one loan production office, one in-store branch location and one insurance agency location. These offices are located in Brevard, Indian River, Martin, Okeechobee, St. Lucie, and Volusia counties, Florida. The net book value at September 30, 2000 of the Company's offices was $16.4 million. The following table sets forth information regarding the Company's offices.

                                                                         Lease
                                        Year                          Expiration
  Location                             Opened       Owned/Leased          Date


ST. LUCIE COUNTY

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
1320 S.W. ST. LUCIE WEST BLVD.
PORT ST. LUCIE, FL 34986

HARBOR INSURANCE AGENCY, INC.
2222 COLONIAL ROAD                       2000           LEASED          01/14/01
SUITE 100
FORT PIERCE, FL 34982


INDIAN RIVER

VERO MAIN                                1973           OWNED
655 21st STREET
VERO BEACH, FL 32960

CAUSEWAY                                 1981           OWNED
1700 S.A1A
VERO BEACH, FL 32963

INDIAN RIVER MALL                        1997           OWNED
6080 20TH ST.
VERO BEACH, FL 32966

SEBASTIAN                                1979           OWNED
13397 U.S. HIGHWAY #1
SEBASTIAN, FL 32958

WEST SEBASTIAN                           1998           OWNED
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

WAL-MART                                 1998           LEASED          08/31/03
1000 N  WICKHAM ROAD
MELBOURNE, FL 32935

LOAN PRODUCTION OFFICE                   1998           LEASED          10/10/00
1355 N COURTENAY PARKWAY
   SUITE I
MERRITT ISLAND, FL 32953

OKEECHOBEE COUNTY

OKEECHOBEE                               1980           OWNED
2801 HIGHWAY #441 SOUTH
OKEECHOBEE, FL 34974

VOLUSIA COUNTY

NEW SMYRNA BEACH                         1988           OWNED
2230 STATE ROAD #44
NEW SMYRNA BEACH, FL 32168

PORT ORANGE                              1983           OWNED
4035 NOVA ROAD
PORT ORANGE, FL 32127

ORMOND BEACH                             1984           OWNED
75 N. NOVA ROAD
ORMOND BEACH, FL 32174

DELTONA                                  1998           OWNED
2901 HOWLAND BOULEVARD
DELTONA, FL 32725

DELAND
312 N. WOODLAND BOULEVARD                1999           OWNED
DELAND, FL  32720

ORMOND BY THE SEA
1190 OCEAN SHORE BOULEVARD               1999           OWNED
ORMOND BEACH, FL  32176

      All leases are anticipated to renew upon their expiration.

      The Company uses a data processing service located in Orlando, Florida for record keeping activities. The data processor specializes in servicing savings associations. The Company's current contract expires in 2005. All data processing equipment that is used internally by the Company is owned by the Company. The net book value of such data processing equipment and related software as of September 30, 2000 was $2,687,000.


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

Item 4.  Submission of Matters to a Vote of Security-Holders.

      None.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

      The Company's common stock trades on the NASDAQ National Market under the symbol HARB. The approximate number of shareholders of record and beneficial shareholders of the common stock at December 8, 2000 was 7,609, some of which are street name holders.

      The Company paid $0.3375 in cash dividends per share for the twelve months ended in fiscal 2000. Payments were $0.075 in the first quarter and $0.0875 in the second, third and fourth quarters. The Company currently expects that comparable cash dividends will continue to be paid in the future.

      On December 8, 2000 the closing sales price of the Company's common stock was $14.0625 per share. The following table sets forth the price range of the high and low closing sales price per share of common stock as reported by the NASDAQ stock market for the four quarters of fiscal years 2000 and 1999.

                                                    Low $             High $
                                                    -----             ------

FISCAL 2000

   First Quarter................                    11.81              13.75

   Second Quarter ..............                    10.06              12.56

   Third Quarter................                     9.94              11.31

   Fourth Quarter...............                    10.50              12.19

FISCAL 1999

   First Quarter................                     8.75              11.25

   Second Quarter ..............                    10.69              12.75

   Third Quarter................                    11.44              13.69

   Fourth Quarter...............                    11.94              13.00


Item 6. Selected Financial Data.

      The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report on pages 11-12 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The  information   contained  in  the  section   captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 22 in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      The information contained in the sections captioned "Market Risk and Asset and Liability Management", "Interest Rate Sensitivity", "Interest Rate Risk" and "Equity Risk" on pages 13 through 15 in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Company's consolidated financial statements listed in Item 14 herein, together with the report thereon by KPMG LLP, are found in the Annual Report on pages 23 through 54 and incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information contained under the sections captioned "Beneficial Ownership of Common Stock," on pages 2 through 4 and "Section 16(A) Beneficial Ownership Reporting Compliances" on page 14 in the Proxy Statement of Harbor Florida Bancshares, Inc. (the "Proxy Statement) filed with the SEC on December 14, 2000 is incorporated herein by reference.



Item 11.  Executive Compensation.

      The  information   contained  under  the  sections  captioned   "Executive
Compensation" on pages 9 through 13 in the Proxy Statement filed with the SEC on December 14, 2000 is incorporated herein by reference.



Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   (a)  Security Ownership of Certain Beneficial Owners

      The information required by this item under the sections captioned "Voting Securities" on pages 1 through 2 and "Beneficial Ownership of Common Stock" on pages 2 through 4 in the Proxy Statement filed with the SEC on December 14, 2000 is incorporated herein by reference.


   (b)  Security Ownership of Management

      The  information  required  by  this  item  under  the  section  captioned
"Beneficial Ownership of Common Stock" on pages 2 through 4 in the Proxy Statement filed with the SEC on December 14, 2000 is incorporated herein by reference.


   (c)  Changes in Control

      Management of the Company knows of no arrangements, including any pledge by any persons of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Registrant.


Item 13.  Certain Relations and Related Transactions

      The information required by this item under the sections captioned "Voting Securities" on pages 1 through 2, "Beneficial Ownership of Common Stock" on pages 2 through 4 and "Certain Transactions" on page 13 in the Proxy Statement filed with the SEC on December 14, 2000 is incorporated herein by reference.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a)Documents filed as a part of this Report:

   (1) The Consolidated Financial Statements of the Registrant are attached and are listed below:

                                                                 Pages in Annual
                                                                      Report
                                                                 ---------------
   Independent Auditors' Report                                         23

   Consolidated Statements of Financial Condition                       24

   Consolidated Statements of Earnings                                  25

   Consolidated Statements of Stockholders' Equity and Comprehensive
     Income                                                             26

   Consolidated Statements of Cash Flow                                 28

   Notes to Consolidated Financial Statements                           30

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

   10(v)     Unfunded  Deferred Compensation Plan for Directors (Exhibit 10(vii)
             to  Form  10-K  for  the  year  ended  September  30,  1998   filed
             December 24, 1998)

   10(vi) 1998 Stock Incentive Plan for Directors, Officers and Employees (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 26, 1998)

   10(vii)   Change in Control and Non-competition Agreements

   21        Subsidiaries of the Registrant

   27        Financial Data Schedule

   99 Consolidated Financial Statements of the Registrant (Annual Report to Stockholders for fiscal year September 30, 2000)

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 HARBOR FLORIDA BANCSHARES, INC.

                                                            (Registrant)



Dated: December 28, 2000                     By:               /s/
                                                   -----------------------------
                                                   Michael J. Brown, Sr.
                                                   President and Chief Executive
                                                   Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


             /s/                                          December 28, 2000
---------------------------------------------
Michael J. Brown, Sr.
President, Chief Executive
Officer and Director


             /s/                                          December 28, 2000
---------------------------------------------
Don W. Bebber
Senior Vice President, Finance
(Principal Financial and Accounting Officer)

              /s/                                         December 28, 2000
---------------------------------------------
Bruce R. Abernethy, Sr., Director


               /s/                                        December 28, 2000
----------------------------------------------
Richard N. Bird, Director


              /s/                                         December 28, 2000
---------------------------------------------
Edward G. Enns, Director


              /s/                                         December 28, 2000
---------------------------------------------
Frank H. Fee, III, Director


              /s/                                         December 28, 2000
---------------------------------------------
Richard B. Hellstrom, Director


              /s/                                         December 28, 2000
---------------------------------------------
Richard V. Neill, Sr., Director