Form 10-Q
period 2000-12-31
HARBOR FLORIDA BANCSHARES INC
filed 2001-02-12
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: December 31, 2000
                                -----------------
                                                         OR

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
                                                  ------------------------


         Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

        As of January 22, 2001, there were 24,995,918 shares of the Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                Table of Contents

Part I.  Financial Information                                              Page

Item 1.   Financial Statements

          Condensed  Consolidated  Statements  of Financial
          Condition as of December 31, 2000 and  September 30,
          2000 (unaudited)................................................... 2

          Condensed  Consolidated  Statements  of Earnings
          for the three  months  ended  December 31, 2000 and
          1999 (unaudited)....................................................3

          Condensed  Consolidated  Statements  of Cash Flows
          for the three  months  ended  December  31, 2000 and 1999
          (unaudited).........................................................4

          Notes to Condensed Consolidated Financial Statements
          (unaudited).........................................................6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................11

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk and Asset and Liability Management.....................15


Part II. Other Information

Item 1.   Legal Proceedings..................................................15

Item 2.   Changes in Securities..............................................15

Item 3.   Defaults Upon Senior Securities....................................15

Item 4.   Submission of Matters to a Vote of Security-Holders................15

Item 5.   Other Information..................................................15

Item 6.   Exhibits and Reports on Form 8-K...................................15

          Signature Page.....................................................17

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
      Condensed Consolidated Statements of Financial Condition (unaudited)
                    (Dollars in thousands except share data)

                                                                  December 31,        September 30,
                                                                      2000                2000
                                                                      ----                ----
Assets
   Cash and amounts due from depository institutions                  $ 36,993             $ 29,085
   Interest-bearing deposits in other banks                              1,635                  729
   Investment securities held to maturity                                  200                  200
   Investment securities available for sale                             72,197               85,767
   Mortgage-backed securities held to maturity                         158,263              165,059
   Loans held for sale                                                   1,358                2,548
   Loans, net                                                        1,297,206            1,251,669
   Accrued interest receivable                                           8,946                8,387
   Real estate owned                                                       841                  871
   Premises and equipment                                               21,701               21,121
   Federal Home Loan Bank stock                                         12,600               12,500
   Goodwill, net                                                         3,358                3,430
   Other assets                                                          2,071                1,329
                                                                   -----------           ----------
     Total assets                                                  $ 1,617,369           $1,582,695
                                                                   ===========           ==========

Liabilities and Stockholders' Equity
Liabilities:
   Deposits                                                        $ 1,139,072          $ 1,098,537
    Short-term borrowings                                               23,000               18,000
   Long-term debt                                                      220,079              220,091
   Advance payments by borrowers for taxes and insurance                 5,843               20,688
   Income taxes payable                                                  3,766                  435
   Other liabilities                                                     5,178                5,560
                                                                   -----------           ----------
      Total liabilities                                              1,396,938            1,363,311
                                                                   -----------           ----------

Stockholders' Equity:
   Preferred stock                                                         ---                  ---
   Common stock                                                          3,115                3,114
   Paid-in capital                                                     191,744              191,291
   Retained earnings                                                   114,231              109,941
   Accumulated other comprehensive income, net                             423                  233
   Common stock purchased by:
     Employee stock ownership plan (ESOP)                              (11,872)             (12,047)
     Recognition and retention plans (RRP)                              (5,385)              (5,385)
   Treasury stock                                                      (71,825)             (67,763)
                                                                   -----------           ----------
      Total stockholders' equity                                       220,431              219,384
                                                                   -----------           ----------
     Total Liabilities and Stockholders' Equity                    $ 1,617,369           $1,582,695
                                                                   ===========           ==========


See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings (unaudited)
                    (Dollars in thousands except share data)

                                                         Three months ended
                                                            December 31
                                                       2000               1999
                                                       ----               ----
   Interest income:
     Loans                                           $ 26,561          $ 21,832
     Investment securities                              1,424             1,467
     Mortgage-backed securities                         2,601             3,057
     Other                                                 16               591
                                                       ------            ------
        Total interest income                          30,602            26,947
                                                       ------            ------
   Interest expense:
     Deposits                                          12,604             9,719
     Other                                              3,479             3,275
                                                       ------            ------
        Total interest expense                         16,083            12,994
                                                       ------            ------

        Net interest income                            14,519            13,953
   Provision for loan losses                              201               204
                                                       ------            ------
        Net interest income after provision
           for loan losses                             14,318            13,749
                                                       ------            ------

   Other income:
     Other fees and service charges                     1,984             1,576
     Insurance commissions and fees                       309                43
     Income from real estate operations                    50                79
     Gain (loss) on sale of mortgage loans                 66               (15)
     Gain on sale of securities                           553                 2
     Gain on sale of premises and equipment               693               ---
     Other                                                  4                12
                                                       ------            ------
        Total other income                              3,659             1,697
                                                       ------            ------

   Other expenses:
     Compensation and employee benefits                 4,420             4,025
     Occupancy                                          1,089             1,022
     Data processing services                             451               437
     Advertising and promotion                            259               221
     Other                                              1,392             1,333
                                                       ------            ------
        Total other expense                             7,611             7,038
                                                       ------            ------

        Income before income taxes                     10,366             8,408
   Income tax expense                                   4,042             3,260
                                                       ------            ------
        Net income                                     $6,324            $5,148
                                                       ======            ======

        Net income per share
           Basic                                       $ 0.27            $ 0.20
                                                       ======            ======
           Diluted                                     $ 0.27            $ 0.20
                                                       ======            ======

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                             (Dollars in thousands)

                                                                                          Three months ended
                                                                                             December 31
                                                                                      2000                  1999
                                                                                      ----                  ----
    Cash provided by operating activities:
        Net income                                                                     6,324               5,148
        Adjustments to reconcile net income to net cash provided by operating activities:
            Gain on sale of investment securities available for sale                    (553)                 (2)
            Gain on sale of premises and equipment                                      (691)                 (1)
            Gain on sale of real estate owned                                            (62)                (90)
            Provision for loan losses                                                    201                 204
            Provision for losses on real estate owned                                    ---                  12
            Depreciation and amortization                                                579                 594
            Accretion of discount on purchased loans                                      (2)                 (4)
            Deferred income tax benefit                                                   (7)               (187)
            Originations of loans held for sale                                       (2,945)               (271)
            Proceeds from sale of loans held for sale                                  4,135                 721
            Increase in deferred loan fees and costs                                     462                 325
            Increase in accrued interest receivable                                     (559)               (152)
            (Increase) decrease in other assets                                         (742)                 18
            Increase in income taxes payable                                           3,429               3,122
            Decrease in other liabilities                                               (493)               (202)
                                                                                       -----               -----
              Net cash provided by operating activities                                9,076               9,237
                                                                                       -----               -----

    Cash used by investing activities:
        Net increase in loans                                                        (45,936)             (33,970)
        Proceeds from principal repayments of mortgage-backed securities               6,770                9,474
        Proceeds from maturities and calls of investment securities
            available for sale                                                        10,000                  ---
        Proceeds from sale of investment securities available for sale                 4,468                   24
        Purchase of investment securities available for sale                             ---                 (183)
        Proceeds from sale of real estate owned                                          209                  183
        Purchase of premises and equipment                                            (1,243)                (910)
        Proceeds from sale of premises and equipment                                     899                   22
        FHLB stock purchase                                                             (100)              (1,000)
                                                                                     -------              -------
            Net cash used by investing activities                                    (24,933)             (26,360)
                                                                                     -------              -------





                                                                                           Three months ended
                                                                                              December 31
                                                                                      2000                   1999
                                                                                      ----                   ----

    Cash provided by financing activities:
        Net increase in deposits                                                      40,535               26,356
        Net increase in FHLB advances                                                  5,000               20,000
        Repayments of long-term borrowings                                               (12)                 ---
        Decrease in advance payments by borrowers for taxes and insurance            (14,845)             (13,431)
        Dividends paid                                                                (2,034)              (1,932)
        Common stock options exercised                                                    89                    5
        Purchase of treasury stock                                                    (4,062)             (14,076)
                                                                                      ------               ------
            Net cash provided by financing activities                                 24,671               16,922
                                                                                      ------               ------
            Net increase (decrease) in cash and cash equivalents                       8,814                 (201)
   Cash and cash equivalents - beginning of period                                   29,814                63,173
                                                                                     ------                ------
   Cash and cash equivalents - end of period                                        $38,628               $62,972
                                                                                    =======               =======

    Supplemental disclosures:
        Cash paid for:
             Interest                                                                $16,374              $13,080
             Taxes                                                                       620                  325
        Noncash investing and financing activities:
            Additions to real estate acquired in settlement of loans
              through foreclosure                                                        318                  400
            Sale of real estate owned financed by the Company                            201                  281
            Tax benefit of stock plans credited to capital                                98                  155
            Change in unrealized gain (loss) on securities available for
              sale                                                                       307                 (176)
            Change in deferred taxes related to securities available for
              sale                                                                      (118)                  68


    See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1).     BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements for Harbor Florida Bancshares, Inc. (the "Company") and its subsidiary Harbor Federal Savings Bank (the "Bank") reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition and the consolidated results of operations and cash flows for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

The Company's only significant business is holding the common stock of the Bank. Consequently, its net income is derived from the Bank.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The effective date for Statement 133 was delayed by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB No. 133" ("Statement 137"), to fiscal years beginning after June 15, 2000. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to FASB Statement No. 133" ("Statement 138"). Statement 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply FASB 133. The Company adopted Statement 133 on October 1, 2000, and the statement did not have a significant financial statement impact upon adoption.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("Statement 140") which replaces SFAS No. 125. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Because Statement 140 focuses on control after a transfer of financial assets, an entity is required to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. All measurements and allocations should be based on fair value. Statement 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company does not expect implementation of this statement to have a material effect on the Company's financial statements.

2).     NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three months ended December 31, 2000 and 1999. Adjustments have been made, where material, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.

                                                                                    Three months ended
                                                                                      December 31,

                                                                                 2000                1999
                                                                                 ----                ----

Net income                                                                      $6,323,897          $5,148,468
                                                                                 =========           =========
Weighted average common shares outstanding:
    Shares outstanding                                                          24,482,819          26,808,028
    Less weighted average uncommitted ESOP shares                               (1,198,710)         (1,268,550)
                                                                                ----------          ----------
        Total
                                                                                23,284,109          25,539,478
                                                                                ==========          ==========
Basic earnings per share                                                            $ 0.27              $ 0.20
                                                                                     =====               =====

Weighted average common shares outstanding                                      23,284,109          25,539,478
 Additional dilutive shares related to stock benefit plans                         350,115             387,450
                                                                                   -------             -------
 Total weighted average common shares and equivalents outstanding for
    diluted earnings per share computation                                      23,634,224          25,926,928
                                                                                ==========          ==========
Diluted earnings per share                                                          $ 0.27              $ 0.20
                                                                                     =====               =====

Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

3).     INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of December 31, 2000 are as follows:

                                                               Gross            Gross       Estimated
                                               Amortized    unrealized       unrealized       market
                                                  cost         gains           losses         value
                                                  ----         -----           ------         -----
                                                           (Dollars in thousands)
Available for sale:
    FHLB notes                                  $ 49,748           $ 346            $30       $ 50,064
    FNMA notes                                    19,998             ---             10         19,988
                                                --------          ------        -------       --------
                                                  69,746             346             40         70,052
    Equity securities                              1,763             430             48          2,145
                                                --------          ------        -------       --------
                                                  71,509             776             88         72,197
                                                --------          ------        -------       --------
Held to maturity:
    FHLB notes                                       ---             ---            ---            ---
    Municipal securities                             200               8            ---            208
                                                --------          ------        -------       --------
                                                     200               8            ---            208
                                                --------          ------        -------       --------

    FHLMC mortgage-backed securities              72,409             308            727         71,990
    FNMA mortgage-backed securities               85,854             380            298         85,936
                                                --------          ------        -------       --------
                                                 158,263             688          1,025        157,926
                                                --------          ------        -------       --------
                                                $229,972          $1,472        $ 1,113       $230,331
                                                ========          ======        =======       ========

The amortized cost and estimated market value of investment and mortgage-backed securities as of September 30, 2000 are as follows:

                                                             Gross         Gross       Estimated
                                           Amortized      Unrealized     Unrealized     Market
                                              Cost           Gains         Losses        Value
                                              ----           -----         ------        -----
                                                                (In thousands)
Available for sale:
   FHLB notes                                 $ 59,718          $79          $498      $ 59,299
   FNMA notes                                   19,990          ---            51        19,939
                                              --------       ------        ------      --------
                                                79,708           79           549        79,238
   Equity securities                             5,678          891            40         6,529
                                              --------       ------        ------      --------
                                                85,386          970           589        85,767
                                              --------       ------        ------      --------
Held to maturity:
   Municipal securities                            200          ---           ---           200
                                              --------       ------        ------      --------
                                                   200          ---           ---           200
                                              --------       ------        ------      --------

   FHLMC mortgage-backed securities             75,288          244         2,187        73,345
   FNMA mortgage-backed securities              89,771          189         1,452        88,508
                                              --------       ------        ------      --------
                                               165,059          433         3,639       161,853
                                              --------       ------        ------      --------
                                              $250,645       $1,403        $4,228      $247,820
                                              ========       ======        ======      ========

The amortized cost and estimated market value of debt securities at December 31, 2000 and September 30, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   December 31, 2000                 September 30, 2000
                                                   -----------------                 ------------------
                                                               Estimated                         Estimated
                                                 Amortized       market            Amortized       market
                                                   cost           value              cost          value
                                                   ----           -----              ----          -----
                                                               (Dollars in thousands)
Available for sale:
    Due in one year or less                      $29,998         $ 29,958         $ 29,990         $ 29,846
    Due in one to five years                      39,748           40,094           49,718           49,392
                                                --------         --------         --------         --------
                                                  69,746           70,052           79,708           79,238
                                                --------         --------         --------         --------
Held to maturity:
    Due in one year or less                          ---              ---              ---              ---
    Due after ten years                              200              208              200              200
                                                --------         --------         --------         --------
                                                     200              208              200              200
                                                --------         --------         --------         --------

    FHLMC mortgage-backed securities              72,409           71,990           75,288           73,345
    FNMA mortgage-backed securities               85,854           85,936           89,771           88,508
                                                --------         --------         --------         --------
                                                 158,263          157,926          165,059          161,853
                                                --------         --------         --------         --------
                                                $228,209         $228,186         $244,967         $241,291
                                                ========         ========         ========         ========

As of December 31, 2000, the Company had pledged securities with a market value of $2,036,000 and a carrying value of $1,993,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $772,000 and a carrying value of $755,000 to collateralize treasury, tax and loan accounts as of December 31, 2000.

4).     Loans

Loans are summarized below:
                                                December 31       September 30,
                                                   2000             2000
                                                   ----             ----
Mortgage loans:                                      (Dollars in thousands)
    Construction 1-4 family                      $ 101,490       $ 106,063
    Permanent 1-4 family                           931,941         899,229
    Multi-family                                    20,839          20,474
    Nonresidential                                 119,630         120,067
    Land                                            56,418          54,731
                                                 ---------       ---------
        Total mortgage loans                     1,230,318       1,200,564
                                                 ---------       ---------
Other loans:
    Commercial nonmortgage                          32,649          28,606
    Home improvement                                22,307          21,636
    Manufactured housing                            15,770          15,736
    Other consumer                                  83,445          79,363
                                                 ---------       ---------
        Total other loans                          154,171         145,341
                                                 ---------       ---------
        Total loans                              1,384,489       1,345,905
                                                 ---------       ---------
Less:
    Loans in process                                69,837          77,074
    Net deferred loan fees and discounts             4,504           4,433
    Allowance for loan losses                       12,942          12,729
                                                 ---------       ---------
                                                    87,283          94,236
                                                 ---------       ---------
        Total loans, net                        $1,297,206     $ 1,251,669
                                                 =========       =========

An analysis of the allowance for loan losses follows:

                                           Three months ended
                                               December 31,
                                            2000          1999
                                            ----          ----
                                           (In thousands)
Beginning balance                        $ 12,729     $ 11,952
Provision for loan losses                     201          204
Charge-offs                                   (18)         (88)
Recoveries                                     30           11
                                           ------       ------
Ending balance                           $ 12,942     $ 12,079
                                           ======       ======


At December 31, 2000 and September 30, 2000, loans with unpaid principal balances of approximately $3,570,000 and $2,766,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of December 31, 2000 and September 30, 2000, approximately $3,143,000 and $2,463,000, respectively, of these loans were in the process of foreclosure.

As of December 31, 2000 and September 30, 2000 mortgage loans which had been sold on a recourse basis had outstanding principal balances of approximately $890,000 and $985,000 respectively.

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

Results of Operations

Comparisons of quarterly results in this section are between the three months ended December 31, 2000 and December 31, 1999.

General. Diluted earnings per share for the first fiscal quarter ended December 31, 2000, increased 35.0% to 27 cents per share on net income of $6.3 million, compared to 20 cents per share on net income of $5.1 million for the same period last year. This increase was due primarily to the growth in the loan portfolio and a decrease in the average number of shares of common stock outstanding. The current quarter also included nonrecurring income of $765,000 or 3 cents per share, after tax, from gains on the sale of an office building and equity securities.

Net Interest Income. Net interest income increased 4.1% to $14.5 million for the quarter ended December 31, 2000, from $14.0 million for the comparable period in 1999. This increase was due primarily to a $112.3 million increase in average interest-earning assets to $1.543 billion for the quarter ended December 31, 2000, from $1.431 billion in the comparable period in 1999. The net interest margin decreased to 3.79% for the quarter ended December 31, 2000, from 3.92% for the comparable period in 1999. The average balance of the loan portfolio increased by $190.8 million. This increase was partially offset by a decrease of $78.4 million in the average balances of interest-bearing deposits and the securities portfolio, the proceeds of which were used to fund the repurchase of the Company's common stock.

Provision for Loan Losses. The provision for loan losses was $201,000 for the quarter ended December 31, 2000, compared to $204,000 for the comparable period in 1999. The provision for the quarter ended December 31, 2000 was due primarily to overall loan portfolio growth. The provision for the quarter ended December 31, 1999 was principally comprised of a charge of $257,000 due to overall loan portfolio growth, $77,000 for net charge offs partially offset by a credit of $130,000 related to a decrease in the level of classified loans. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Other Income. Other income increased to $3.7 million for the quarter ended December 31, 2000, from $1.7 million for the comparable period in 1999. This increase was due primarily to $693,000 gain on the sale of an office building and underlying land, $553,000 gain on the sale of equity securities, an increase of $408,000 in other fees and service charges and an increase of $267,000 in insurance commissions and fees. Other fees and service charges, primarily from fees and service charges on deposit products, were $2.0 million and $1.6 million for the quarters ended December 31, 2000 and 1999, respectively. This increase was due primarily to the growth in transaction accounts. Insurance commissions and fees were $309,000 and $43,000 for the quarters ended December 31, 2000 and 1999, respectively. This increase was due primarily to the acquisition of two insurance agencies in the quarter ended September 30, 2000.

Other Expenses. Other expenses increased to $7.6 million for the quarter ended December 31, 2000, from $7.0 million for the comparable period in 1999. The increase was due primarily to an increase of $395,000 in compensation and benefits and an increase of $67,000 in occupancy expense. The increase in compensation and benefits is due primarily to annual salary increases, additional staff required to support the growth in loans and deposits and the acquisition of two insurance agencies in the quarter ended September 30, 2000. The increase in occupancy expense is due primarily to an increase in data processing equipment expense and the acquisition of two insurance agencies.

Income Taxes. Income tax expense increased to $4.0 million for the quarter ended December 31, 2000, from $3.3 million for the same period last year due primarily to an increase in pretax accounting income. The effective tax rates were 39.0% and 38.8% for the quarters ended December 31, 2000 and 1999, respectively.

Financial Condition

Total assets increased to $1.617 billion at December 31, 2000, from $1.583 billion at the fiscal year ended September 30, 2000. The increase is due primarily to the growth in net loans partially offset by the decrease in the securities portfolio.

Investment securities available for sale decreased to $72.2 million at December 31, 2000, from $85.8 million at September 30, 2000. The decrease is due to the call of a $10.0 million FHLB Note and the sale of $4.5 million of equity securities.

Mortgage-backed securities decreased to $158.3 million at December 31, 2000, from $165.1 million at September 30, 2000. The decrease is due primarily to $6.8 million of repayments.

Net loans increased to $1.297 billion at December 31, 2000, from $1.252 billion at September 30, 2000. The increase is due primarily to loan disbursements of $116.5 million partially offset by repayments of $70.6 million. The increase in net loans for the three months ending December 31, 2000 is due primarily to a net increase of $31.5 million in residential 1-4 family mortgage loans, $4.7 million in consumer loans, $4.0 million in commercial business loans and $2.7 million in nonresidential mortgage loans.

Deposits increased to $1.139 billion at December 31, 2000, from $1.099 billion at September 30, 2000. The increase is due primarily to a net increase in deposits before interest credited of $28.8 million and interest credited of $11.7 million. The increase in deposits for the three months ending December 31, 2000 is due primarily to an increase of $31.9 million in certificate accounts and $8.6 million in core deposits.

FHLB advances increased to $243.0 million at December 31, 2000, from $238.0 million at September 30, 2000. The increase is due to an increase of $5 million in short-term borrowings.

Stockholders' equity increased to $220.4 million at December 31, 2000, from $219.4 million at September 30, 2000. The increase is due primarily to $6.3 million of earnings for the quarter partially offset by $2.0 million of dividends paid and the repurchase of $4.1 million of Company common stock to be held as treasury stock. During the quarter, the Company repurchased 338,500 shares at an average price of $12.00 per share to be held as treasury stock in accordance with the Company's stock repurchase program.


At December 31, 2000, the Bank exceeded all regulatory capital requirements as follows:

                                Required                            Actual
                                --------                            ------               Excess of Actual
                                           % of                               % of        Over Regulatory
                        Amount            Assets            Amount           Assets        Requirements
                        ------            ------            ------           ------        ------------
                                                     (Dollars in thousands)
Tangible Capital         $24,189             1.50%          $172,746           10.71%            $148,557
Core Capital             $48,379             3.00%          $172,746           10.71%            $124,367
Risk-Based Capital       $75,007             8.00%          $183,289           19.55%            $108,282


Cash Flow

Net cash provided by the Company's operating activities (i.e. cash items affecting net income) was $9.1 million and $9.2 million for the three months ended December 31, 2000 and 1999, respectively.

Net cash used by the Company's investing activities (i.e. cash used primarily from its investment securities, mortgage-backed securities and loan portfolios) was $24.9 million and $26.4 million for the three months ended December 31, 2000 and 1999, respectively. The decrease in cash flows in 2000 was principally due to an increase of $14.4 million in proceeds from sales, maturities and calls of investment securities available for sale partially offset by an increase of $12.1 million net loans.

Net cash provided by the Company's financing activities (i.e. cash receipts primarily from net increases (decreases) in deposits and net FHLB advances) was $24.7 million and $16.9 million for the three months ended December 31, 2000 and 1999, respectively. The increase in cash flows in 2000 was principally due to an increase of $14.2 million in deposits and a decrease of $10.0 million in the purchase of treasury stock partially offset by a decrease of $15.0 million in net proceeds from short-term borrowings.

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

The following table sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated:

                                                             December 31,    September30,
                                                                2000             2000
                                                                ----             ----
                                                               (Dollars in thousands)
Nonaccrual mortgage loans:
    Delinquent less than 90 days                                $ ---               $ ---
    Delinquent 90 days or more                                  2,853               2,031
                                                                -----               -----
      Total                                                     2,853               2,031
Nonaccrual other loans:
    Delinquent less than 90 days                                  ---                 505
    Delinquent 90 days or more                                    717                 230
                                                                -----               -----
      Total                                                       717                 735
                                                                -----               -----
Total nonperforming loans                                       3,570               2,766
Real estate owned, net of related allowance                       841                 871
                                                                -----               -----
Total nonperforming assets                                    $ 4,411             $ 3,637
                                                                =====               =====

Nonperforming loans to total net loans                           .28%                .22%
Total nonperforming assets to total assets                       .27%                .23%
Allowance for loan losses to total loans                        1.00%               1.02%
Allowance for loan losses to nonperforming loans              362.51%             460.19%
Allowance for loan losses to classified loans                 272.88%             277.94%

Item 3. Quantitative and Qualitative Disclosures about Market Risk and Asset and Liability Management.

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see the Company's Annual Report on Form 10-K for the year ended September 30, 2000. There has been no material change in the Company's asset and liability position or the market value of the Company's portfolio equity since September 30, 2000.


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

10(vi) 1998 Stock Incentive Plan for Directors, Officers and Employees (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 26, 1998)

10(vii) Change of Control Agreements (Exhibit 10(vii) to Form 10-K for the year ended September 30, 2000 filed December 29, 2000)

(b)         Reports on Form 8-K.
            -------------------

            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              HARBOR FLORIDA BANCSHARES, INC.




Date:    February 9, 2001                                    /s/
                                                     --------------------
                                                     Michael J. Brown, Sr.
                                                     President and Chief
                                                     Executive Officer



Date:    February 9, 2001                                   /s/

                                                     -------------------
                                                     Don W. Bebber
                                                     Senior Vice President,
                                                     Finance and Principal
                                                     Financial Officer