Form 10-Q
period 2001-03-31
HARBOR FLORIDA BANCSHARES INC
filed 2001-05-14
CIK 1029407

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: MARCH 31, 2001
                                --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from _________ to __________


                        Commission file number 000-22817

                         HARBOR FLORIDA BANCSHARES, INC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                       65-0813766
         ---------                                  -------------------
         (STATE OR OTHER JURISDICTION               (IRS EMPLOYER
         OF INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES/ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE          (561) 461-2414
                                                  ------------------------------


         Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
         As of April 20, 2001, there were 24,883,928 shares of the Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                 PAGE
                                                                                                               ----
Item 1.           Financial Statements

                  Condensed Consolidated Statements of Financial Condition as of March 31, 2001 and
                  September 30, 2000 (unaudited)...............................................................   2

                  Condensed Consolidated Statements of Earnings for the three and six months
                  ended March 31, 2001 and 2000 (unaudited)....................................................   3

                  Condensed Consolidated Statements of Cash Flows for the six months ended March 31,
                  2001 and 2000 (unaudited)....................................................................   4

                  Notes to Condensed Consolidated Financial Statements (unaudited).............................   6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations...................................................................................  11

Item 3.           Quantitative and Qualitative Disclosures about Market Risk and Asset and
                  Liability Management.........................................................................  15


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings............................................................................  15

Item 2.           Changes in Securities........................................................................  15

Item 3.           Defaults Upon Senior Securities..............................................................  15

Item 4.           Submission of Matters to a Vote of Security-Holders..........................................  15

Item 5.           Other Information............................................................................  15

Item 6.           Exhibits and Reports on Form 8-K.............................................................  16

                  Signature Page...............................................................................  17

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                               MARCH 31,    SEPTEMBER 30,
                                                                 2001           2000
                                                                 ----          -----
ASSETS
   Cash and amounts due from depository institutions       $    34,870    $    29,085
   Interest-bearing deposits in other banks                     76,235            729
   Investment securities held to maturity                          200            200
   Investment securities available for sale                     64,887         85,767
   Mortgage-backed securities held to maturity                 149,381        165,059
   Loans held for sale                                           2,988          2,548
   Loans, net                                                1,337,233      1,251,669
   Accrued interest receivable                                   8,438          8,387
   Real estate owned                                               891            871
   Premises and equipment                                       23,644         21,121
   Federal Home Loan Bank stock                                 13,778         12,500
   Goodwill, net                                                 3,530          3,430
   Other assets                                                  2,611          1,329
                                                           -----------    -----------
     Total assets                                          $ 1,718,686    $ 1,582,695
                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits                                                $ 1,201,191    $ 1,098,537
   Short-term borrowings                                         5,000         18,000
   Long-term debt                                              270,619        220,091
   Advance payments by borrowers for taxes and insurance        11,073         20,688
   Income taxes payable                                            178            435
   Other liabilities                                             6,867          5,560
                                                           -----------    -----------
     Total liabilities                                       1,494,928      1,363,311
                                                           -----------    -----------

Stockholders' Equity:
   Preferred stock                                                --             --
   Common stock                                                  3,119          3,114
   Paid-in capital                                             192,313        191,291
   Retained earnings                                           117,575        109,941
   Accumulated other comprehensive income, net                   1,229            233
   Common stock purchased by:
     Employee stock ownership plan (ESOP)                      (11,698)       (12,047)
     Recognition and retention plans (RRP)                      (5,385)        (5,385)
   Treasury stock                                              (73,395)       (67,763)
                                                           -----------    -----------
     Total stockholders' equity                                223,758        219,384
                                                           -----------    -----------
     Total liabilities and stockholders' equity            $ 1,718,686    $ 1,582,695
                                                           ===========    ===========


  SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                                          MARCH 31,             MARCH 31,
                                                          ---------             ---------
                                                       2001       2000        2001      2000
                                                       ----       ----        ----      ----
Interest income:
  Loans                                             $ 27,188   $ 22,677    $ 53,748   $ 44,509
  Investment securities                                1,188      1,451       2,613      2,918
  Mortgage-backed securities                           2,475      2,938       5,076      5,995
  Other                                                  644        217         660        808
                                                    --------   --------    --------   --------
     Total interest income                            31,495     27,283      62,097     54,230
                                                    --------   --------    --------   --------
Interest expense:
  Deposits                                            12,961     10,013      25,565     19,732
  Other                                                3,629      3,200       7,107      6,475
                                                    --------   --------    --------   --------
     Total interest expense                           16,590     13,213      32,672     26,207
                                                    --------   --------    --------   --------

     Net interest income                              14,905     14,070      29,425     28,023
Provision for loan losses                                209        189         410        392
                                                    --------   --------    --------   --------
     Net interest income after provision for loan
        losses                                        14,696     13,881      29,015     27,631
                                                    --------   --------    --------   --------

Other income:
  Other fees and service charges                       2,140      1,658       4,124      3,234
  Insurance commissions and fees                         409         45         719         88
  Income from real estate operations                     122          7         171         86
  Gain (loss) on sale of mortgage loans                   35        (13)        101        (28)
  Gain on sale of securities                            --          101         554        103
  Gain on sale of premises and equipment                --           13         691         13
  Other                                                    5          9          10         21
                                                    --------   --------    --------   --------
     Total other income                                2,711      1,820       6,370      3,517
                                                    --------   --------    --------   --------

Other expenses:
  Compensation and employee benefits                   4,607      4,140       9,027      8,164
  Occupancy                                            1,165      1,036       2,253      2,058
  Data processing services                               516        428         967        865
  Advertising and promotion                              286        309         545        530
  Other                                                1,503      1,290       2,897      2,624
                                                    --------   --------    --------   --------
     Total other expense                               8,077      7,203      15,689     14,241
                                                    --------   --------    --------   --------

     Income before income taxes                        9,330      8,498      19,696     16,907
Income tax expense                                     3,658      3,287       7,700      6,547
                                                    --------   --------    --------   --------
     Net income                                     $  5,672   $  5,211    $ 11,996   $ 10,360
                                                    ========   ========    ========   ========

     Net income per share
        Basic                                       $   0.24   $   0.21    $   0.51   $   0.41
                                                    ========   ========    ========   ========
        Diluted                                     $   0.24   $   0.21    $   0.51   $   0.41
                                                    ========   ========    ========   ========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         SIX MONTHS ENDED
                                                                              MARCH 31
                                                                         2001        2000
                                                                       --------    --------
Cash provided by operating activities:
    Net income                                                          $  11,996    $  10,360
    Adjustments to reconcile net income to net cash provided by operating activities:
        Gain on sale of investment securities available for sale             (554)        (103)
        Gain on sale of premises and equipment                               (691)         (13)
        Gain on sale of real estate owned                                    (173)        (104)
        Provision for loan losses                                             410          392
        Provision for losses on real estate owned                            --             16
        Depreciation and amortization                                       1,248        1,212
        ESOP forfeitures transferred to treasury stock                       --            (11)
        Accretion of discount on purchased loans                               (4)          (6)
        Deferred income tax benefit                                          (214)        (397)
        Originations of loans held for sale                                (8,083)      (1,169)
        Proceeds from sale of loans held for sale                           7,643        1,309
        Increase in deferred loan fees and costs                              908          695
        (Increase) decrease in accrued interest receivable                    (51)          52
        Increase in other assets                                           (1,282)        (691)
        Increase (decrease) in income taxes payable                          (108)         168
        Increase (decrease) in other liabilities                              805         (101)
                                                                        ---------    ---------
          Net cash provided by operating activities                        11,850       11,609
                                                                        ---------    ---------

Cash used by investing activities:
    Net increase in loans                                                 (87,077)     (86,540)
    Proceeds from principal repayments of mortgage-backed securities       15,627       17,074
    Proceeds from maturities and calls of investment securities
        available for sale                                                 29,999         --
    Proceeds from sale of investment securities available for sale          4,468        1,663
    Purchase of investment securities available for sale                  (11,354)        (755)
    Proceeds from sale of real estate owned                                 1,111          506
    Purchase of premises and equipment                                     (3,682)      (1,822)
    Proceeds from sale of premises and equipment                              920          116
    FHLB stock purchase                                                    (1,278)        (525)
    Net cash used by purchase of insurance agency                              (9)        --
                                                                        ---------    ---------
        Net cash used by investing activities                             (51,275)     (70,283)
                                                                         ---------    ---------



Cash provided by financing activities:
    Net increase in deposits                                              102,654       61,444
    Net increase in FHLB advances                                          37,553        5,000
    Repayments of long-term borrowings                                        (25)        --
    Decrease in advance payments by borrowers for taxes and insurance      (9,615)      (8,737)
    Dividends paid                                                         (4,362)      (4,103)
    Common stock options exercised                                            260           42
    Purchase of treasury stock                                             (5,749)     (22,137)
                                                                        ---------    ---------
        Net cash provided by financing activities                         120,716       31,509
                                                                        ---------    ---------

        Net increase (decrease) in cash and cash equivalents               81,291      (27,165)
Cash and cash equivalents - beginning of period                            29,814       63,173
                                                                        ---------    ---------
Cash and cash equivalents - end of period                               $ 111,105    $  36,008
                                                                        =========    =========


Supplemental disclosures:
    Cash paid for:
         Interest                                                       $  32,083    $  26,196
        Taxes                                                               8,020        6,775
    Noncash investing and financing activities:
        Additions to real estate acquired in settlement of loans
          through foreclosure                                               1,853        1,547
        Sale of real estate owned financed by the Company                     895          368
        Tax benefit of stock plans credited to capital                        149          155
        Change in unrealized gain (loss) on securities available for
          sale                                                              1,620       (1,754)
        Change in deferred taxes related to securities available for
          sale                                                               (624)         676
        Treasury stock issued to purchase insurance company                   117         --


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

The Company's only significant business is holding the common stock of the Bank. Consequently, its net income is primarily derived from the Bank.

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

2).     NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three months and six months ended March 31, 2001 and 2000. Adjustments have been made, where material, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.


                                                       THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                            MARCH 31                                  MARCH 31
                                                                                                      --------
                                                    2001                 2000                2001                 2000
                                                    ----                 ----                ----                 ----
Net income                                          $5,672,022          $5,211,411          $11,995,919          $10,359,880
                                                     =========           =========           ==========           ==========

Weighted average common shares outstanding:
    Shares outstanding                              24,497,334          25,980,828           24,490,077           26,394,428
    Less weighted average
     uncommitted ESOP shares                        (1,181,246)         (1,251,088)          (1,189,978)          (1,259,819)
                                                    ----------          ----------           ----------           ----------
        Total
                                                    23,316,088          24,729,740           23,300,099           25,134,609
                                                    ==========          ==========           ==========           ==========

Basic earnings per share                                 $ .24               $ .21               $ 0.51               $ 0.41
                                                          ====                ====                =====                =====

Weighted average common shares outstanding          23,316,088          24,729,740           23,300,099           25,134,609
  Additional dilutive shares related to
    stock benefit plans                                525,142             194,649              429,540              291,000
                                                       -------             -------              -------              -------
  Total weighted average common shares and
    equivalents outstanding for diluted
    earnings per share computation                  23,841,230          24,924,389           23,729,639           25,425,609
                                                    ==========          ==========           ==========           ==========

Diluted earnings per share                              $ 0.24              $ 0.21               $ 0.51               $ 0.41
                                                         =====               =====                =====                =====


Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

3).     INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of March 31, 2001 are as follows:


                                                                         GROSS           GROSS
                                                          AMORTIED     UNREALIZED     UNREALIZED      ESTIMATED
                                                             COST        GAINS          LOSSES      MARKET VALUE
                                                             ----        -----          ------      ------------
                                                                          (IN THOUSANDS)
Available for sale:
    FHLB notes                                             $ 49,778           $ 841         $---        $ 50,619
    FHLMC notes                                              10,115             166          ---          10,281
                                                             ------             ---          ---          ------
                                                             59,893           1,007          ---          60,900
    Equity securities                                         2,993             994          ---           3,987
                                                              -----             ---          ---           -----
                                                             62,886           2,001          ---          64,887
                                                             ------           -----          ---          ------
Held to maturity:
    FHLB notes                                                  ---             ---          ---             ---
    Municipal securities                                        200               9          ---             209
                                                                ---               -          ---             ---
                                                                200               9          ---             209
                                                                ---               -          ---             ---

    FHLMC mortgage-backed securities                         69,064             481          173          69,372
    FNMA mortgage-backed securities                          80,317             928          ---          81,245
                                                             ------             ---          ---          ------
                                                            149,381           1,409          173         150,617
                                                            -------           -----          ---         -------
                                                           $212,467          $3,419        $ 173        $215,713
                                                            =======           =====          ===         =======


The amortized cost and estimated market value of investment and mortgage-backed securities as of September 30, 2000 are as follows:

                                                                         GROSS           GROSS
                                                          AMORTIED     UNREALIZED     UNREALIZED      ESTIMATED
                                                             COST        GAINS          LOSSES      MARKET VALUE
                                                             ----        -----          ------      ------------
                                                                           (IN THOUSANDS)
Available for sale:
   FHLB notes                                             $ 59,718          $79            $498         $ 59,299
   FNMA notes                                               19,990          ---              51           19,939
                                                            ------          ---              --           ------
                                                            79,708           79             549           79,238
   Equity securities                                         5,678          891              40            6,529
                                                             -----          ---              --            -----
                                                            85,386          970             589           85,767
                                                            ------          ---             ---           ------
Held to maturity:
   Municipal securities                                        200          ---             ---              200
                                                               ---          ---             ---              ---
                                                               200          ---             ---              200
                                                               ---          ---             ---              ---

   FHLMC mortgage-backed securities                         75,288          244           2,187           73,345
   FNMA mortgage-backed securities                          89,771          189           1,452           88,508
                                                            ------          ---           -----           ------
                                                           165,059          433           3,639          161,853
                                                           -------          ---           -----          -------
                                                          $250,645       $1,403          $4,228         $247,820
                                                           =======        =====           =====          =======

The amortized cost and estimated market value of debt securities at March 31, 2001 and September 30, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                              MARCH 31, 2001             SEPTEMBER 30, 2000
                                                              --------------             ------------------
                                                         AMORTIZED    ESTIMATED       AMORTIZED         ESTIMATED
                                                            COST    MARKET VALUE        COST          MARKET VALUE
                                                         ---------  ------------    --------------    ------------
                                                                            (IN THOUSANDS)
Available for sale:
    Due in one year or less                               $20,000      $ 20,191         $ 29,990         $ 29,846
    Due in one to five years                               39,893        40,709           49,718           49,392
                                                           ------        ------           ------           ------
                                                           59,893        60,900           79,708           79,238
                                                           ------        ------           ------           ------
Held to maturity:
    Due in one year or less                                   ---           ---              ---              ---
    Due after ten years                                       200           209              200              200
                                                              ---           ---              ---              ---
                                                              200           209              200              200
                                                              ---           ---              ---              ---

    FHLMC mortgage-backed securities                       69,064        69,372           75,288           73,345
    FNMA mortgage-backed securities                        80,317        81,245           89,771           88,508
                                                           ------        ------           ------           ------
                                                          149,381       150,617          165,059          161,853
                                                          -------       -------          -------          -------
                                                         $209,474      $211,726         $244,967         $241,291
                                                          =======       =======          =======          =======


As of March 31, 2001, the Company had pledged securities with a market value of $1,389,000 and a carrying value of $1,365,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $941,000 and a carrying value of $911,000 to collateralize treasury, tax and loan accounts as of March 31, 2001.

4).     LOANS


Loans are summarized below:
                                                                MARCH 31            SEPTEMBER 30,
                                                                  2001                2000
                                                                  ----                ----
Mortgage loans:                                                         (IN THOUSANDS)

    Construction 1-4 family                                      $ 99,047              $ 106,063
    Permanent 1-4 family                                          960,397                899,229
    Multi-family                                                   21,082                 20,474
    Nonresidential                                                122,147                120,067
    Land                                                           58,473                 54,731
                                                                ---------              ---------
        Total mortgage loans                                    1,261,146              1,200,564
                                                                ---------              ---------

Other loans:
    Commercial                                                     36,402                 28,606
    Home improvement                                               23,083                 21,636
    Manufactured housing                                           15,563                 15,736
    Other consumer                                                 86,331                 79,363
                                                                   ------                 ------
        Total other loans                                         161,379                145,341
                                                                  -------                -------
        Total loans                                             1,422,525              1,345,905
                                                                ---------              ---------

Less:
    Loans in process                                               67,729                 77,074
    Net deferred loan fees and discounts                            4,555                  4,433
    Allowance for loan losses                                      13,008                 12,729
                                                                   ------                 ------
                                                                   85,292                 94,236
                                                                   ------                 ------
        Total loans, net                                       $1,337,233            $ 1,251,669
                                                                =========              =========

An analysis of the allowance for loan losses follows:


                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                              MARCH 31,                    MARCH 31,
                                         2001          2000           2001           2000
                                         ----          ----           ----           ----
                                                          (IN THOUSANDS)
                                        $ 12,942      $ 12,079        $ 12,729        $ 11,952
Beginning balance
Provision for loan losses                    209           189             410             392
                                            (193)          (36)           (211)           (124)
Charge-offs
                                              50            61              80              73
                                          ------        ------          ------          ------
Recoveries
                                        $ 13,008      $ 12,293        $ 13,008        $ 12,293
                                          ======        ======          ======          ======
Ending balance


At March 31, 2001 and September 30, 2000, loans with unpaid principal balances of approximately $2,337,000 and $2,766,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of March 31, 2001 and September 30, 2000, approximately $1,829,000 and $2,463,000, respectively, of these loans were in the process of foreclosure.

As of March 31, 2001 and September 30, 2000 mortgage loans which had been sold on a recourse basis had outstanding principal balances of approximately $810,000 and $985,000 respectively.

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

RESULTS OF OPERATIONS

Comparisons of quarterly results in this section are between the three months ended March 31, 2001 and March 31, 2000. Comparisons of fiscal year to date results are between the six months then ended.

GENERAL. Diluted earnings per share for the second fiscal quarter ended March 31, 2001, increased 14.3% to 24 cents per share on net income of $5.7 million, compared to 21 cents per share on net income of $5.2 million for the same period last year. Diluted earnings per share for the six months ended March 31, 2001, increased 24.4% to 51 cents per share on net income of $12.0 million, compared to 41 cents per share on net income of $10.4 million for the same period last year. The increase for both the quarter and six months was due primarily to the growth in the loan portfolio and a decrease in the average number of shares of common stock outstanding. The first fiscal quarter ended December 31, 2000, included nonrecurring income of $765,000 or 3 cents per share, after tax, from gains on the sale of an office building and equity securities.

NET INTEREST INCOME. Net interest income increased 5.9% to $14.9 million for the quarter ended March 31, 2001, from $14.1 million for the comparable period in 2000. For the six months ended March 31, 2001, net interest income increased 5.0% to $29.4 million compared to $28.0 million for the same period last year. This increase was due primarily to a $143.4 million increase in average interest-earning assets to $1.576 billion for the six months ended March 31, 2001, from $1.432 billion in the comparable period in 2000. The net interest margin decreased to 3.74% for the six months ended March 31, 2001, from 3.92% for the comparable period in 2000 due primarily to compression of the net interest spread. The average balance of the loan portfolio increased by $189.5 million. This increase was partially offset by a decrease of $46.1 million in the average balances of interest-bearing deposits and the securities portfolio, the proceeds of which were used to fund the growth in the loan portfolio and the repurchase of the Company's common stock.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $209,000 for the quarter ended March 31, 2001, compared to $189,000 for the comparable period in 2000. For the six months ended March 31, 2001, the provision for loan losses was $410,000 compared to $392,000 for the comparable period in 2000. The provision for the six months ended March 31, 2001 was principally comprised of a charge of $279,000 related to an increase in the level of classified loans and $131,000 for net charge offs. The provision for the six months ended March 31, 2000 was principally comprised of a charge of $473,000 due to loan portfolio growth, primarily in the commercial real estate and residential loan portfolios, $51,000 for net charge offs partially offset by a credit of $132,000 related to a decrease in the level of classified loans. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

OTHER INCOME. Other income increased to $2.7 million for the quarter ended March 31, 2001, from $1.8 million for the comparable period in 2000. Other income increased to $6.4 million for the six months ended March 31, 2001, from $3.5 million for the comparable period in 2000. This increase was due primarily to $693,000 gain on the sale of an office building and underlying land, an increase of $450,000 in gain on the sale of equity securities, an increase of $890,000 in other fees and service charges and an increase of $631,000 in insurance commissions and fees. Other fees and service charges, primarily from fees and service charges on deposit products, were $4.1 million and $3.2 million for the six months ended March 31, 2001 and 2000, respectively. This increase was due primarily to the growth in transaction accounts. Insurance commissions and fees were $719,000 and $88,000 for the six months ended March 31, 2001 and 2000, respectively. This increase was due primarily to the acquisition of two insurance agencies in the quarter ended September 30, 2000 and one insurance agency in the quarter ended March 31, 2001.

OTHER EXPENSES. Other expenses increased to $8.1 million for the quarter ended March 31, 2001, from $7.2 million for the comparable period in 2000. Other expenses increased to $15.7 million for the six months ended March 31, 2001, from $14.2 million for the comparable period in 2000. This increase was due primarily to an increase of $863,000 in compensation and benefits, an increase of $195,000 in occupancy expense and an increase of $273,000 in other expenses. The increase in compensation and benefits is due primarily to annual salary increases, additional staff required to support the growth in loans and deposits and the acquisition of three insurance agencies. The increase in occupancy expense is due primarily to an increase in data processing equipment expense and the acquisition of three insurance agencies. The increase in other expenses is due primarily to an increase of $72,000 in deposit account losses and other expenses resulting from the growth in loans and deposits and the operation of the insurance agencies.

INCOME TAXES. Income tax expense increased to $3.7 million for the quarter ended March 31, 2001, from $3.3 million for the same period last year. Income tax expense increased to $7.7 million for the six months ended March 31, 2001, from $6.5 million for the same period last year due primarily to an increase in pretax accounting income. The effective tax rates were 39.1% and 38.7% for the six months ended March 31, 2001 and 2000, respectively.

FINANCIAL CONDITION

Total assets increased to $1.719 billion at March 31, 2001, from $1.583 billion at the fiscal year ended September 30, 2000. The increase is due primarily to the growth in net loans, the increase in interest-bearing deposits in other banks partially offset by the decrease in the securities portfolio.

Interest-bearing deposits in other banks increased to $76.2 million at March 31, 2001, from $729,000 at September 30, 2000. The increase is due primarily to an increase in funds on deposit at the FHLB resulting from the excess cash provided by the net increases in deposits and FHLB advances.

Investment securities available for sale decreased to $64.9 million at March 31, 2001, from $85.8 million at September 30, 2000. The decrease is due primarily to the maturity and call of $30.0 million FHLB and FNMA Notes and the sale of $4.5 million of equity securities partially offset by the purchase of a $10.0 million FHLMC Note and $1.2 million of equity securities.

Mortgage-backed securities decreased to $149.4 million at March 31, 2001, from $165.1 million at September 30, 2000. The decrease is due primarily to $15.6 million of repayments.

Net loans increased to $1.337 billion at March 31, 2001, from $1.252 billion at September 30, 2000. The increase is due primarily to loan disbursements of $245.1 million partially offset by repayments of $158.0 million. The increase in net loans for the six months ending March 31, 2001 is due primarily to a net increase of $61.0 million in residential 1-4 family mortgage loans, $8.2 million in consumer loans, $7.8 million in commercial business loans and $4.9 million in nonresidential mortgage loans.

Deposits increased to $1.201 billion at March 31, 2001, from $1.099 billion at September 30, 2000. The increase is due primarily to a net increase in deposits before interest credited of $79.7 million and interest credited of $23.0 million. The increase in deposits for the six months ending March 31, 2001 is due primarily to an increase of $51.7 million in core deposits and $50.9 million in certificate accounts.

FHLB advances increased to $275.6 million at March 31, 2001, from $238.0 million at September 30, 2000. The increase is due to a $50.5 million increase in long term fixed rate advances partially offset by a decrease of $13.0 million in short-term borrowings.

Stockholders' equity increased to $223.8 million at March 31, 2001, from $219.4 million at September 30, 2000. The increase is due primarily to $12.0 million of earnings for six months partially offset by $4.4 million of dividends paid and the repurchase of $5.7 million of Company common stock to be held as treasury stock. During the six months, the Company repurchased 446,821 shares at an average price of $12.87 per share to be held as treasury stock in accordance with the Company's stock repurchase program.


At March 31, 2001, the Bank exceeded all regulatory capital requirements as follows:

                                                                                                     EXCESS OF ACTUAL
                                                                                                      OVER REGULATORY
                                          REQUIRED                            ACTUAL                   REQUIREMENTS
                                          --------                            ------                   ------------
                                                     % OF                               % OF
                                  AMOUNT            ASSETS            AMOUNT           ASSETS
                                                               (DOLLARS IN THOUSANDS)

Tangible Capital                   $25,669             1.50%          $178,566           10.43%            $152,897
Core Capital                       $51,339             3.00%          $178,566           10.43%            $127,227
Risk-Based Capital                 $78,306             8.00%          $189,627           19.37%            $111,321


CASH FLOW

Net cash provided by the Company's operating activities (i.e. cash items affecting net income) was $11.9 million and $11.6 million for the six months ended March 31, 2001 and 2000, respectively.

Net cash used by the Company's investing activities (i.e. cash used primarily from its investment securities, mortgage-backed securities and loan portfolios) was $51.3 million and $70.3 million for the six months ended March 31, 2001 and 2000, respectively. The decrease in cash flows in 2001 was principally due to an increase of $32.8 million in proceeds from sales, maturities and calls of investment securities available for sale partially offset by an increase of $10.6 million in purchases of investment securities available for sale.

Net cash provided by the Company's financing activities (i.e. cash receipts primarily from net increases (decreases) in deposits and net FHLB advances) was $120.7 million and $31.5 million for the six months ended March 31, 2001 and 2000, respectively. The increase in cash flows in 2001 was principally due to an increase of $41.2 million in deposits, an increase of $32.6 million in FHLB advances and a decrease of $16.4 million in the purchase of treasury stock.

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

The following table sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated:


                                                                                MARCH 31,           SEPTEMBER 30,
                                                                                   2001                  2000
                                                                                   ----                  ----
                                                                                    (DOLLARS IN THOUSANDS)
Nonaccrual mortgage loans:
    Delinquent less than 90 days                                                      $ 28               $ ---
    Delinquent 90 days or more                                                       1,943               2,031
                                                                                     -----               -----
      Total                                                                          1,971               2,031
Nonaccrual other loans:
    Delinquent less than 90 days                                                       ---                 505
    Delinquent 90 days or more                                                         366                 230
                                                                                       ---                 ---
      Total                                                                            366                 735
                                                                                       ---                 ---
Total nonperforming loans                                                            2,337               2,766
Real estate owned, net of related allowance                                            891                 871
                                                                                       ---                 ---
Total nonperforming assets                                                         $ 3,228             $ 3,637
                                                                                     =====               =====

Nonperforming loans to total net loans                                                .17%                .22%
Total nonperforming assets to total assets                                            .19%                .23%
Allowance for loan losses to total loans                                             0.97%               1.02%
Allowance for loan losses to nonperforming loans                                   556.67%             460.19%
Allowance for loan losses to classified loans                                      234.60%             277.94%

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

            An Annual Meeting of Stockholders of the Company was held January 19, 2001 for the purpose of considering and voting upon the following matters:

1.       To elect two directors of the Company for three (3) year terms.

2. To ratify the appointment by the Company's Board of Directors of the firm of KPMG LLP as independent public accountants for the Company for the fiscal year ending September 30, 2001.


            The following table sets forth the results as to each matter voted upon:



                PROPOSAL            FOR           AGAINST        ABSTAIN         % APPROVED        BROKER NON-VOTES
                --------            ---           -------        -------          ---------        ----------------
           No. 1- Brown         21,222,671        149,834            ---            85%                 ---
                 Hellstrom      21,222,671        149,593            ---            85%                 ---
           No. 2                21,275,990         48,528         47,987            85%                 ---



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





                                     HARBOR FLORIDA BANCSHARES, INC.




Date:    May 14, 2001                       /s/ Michael J. Brown, Sr.
                                     -------------------------------------
                                       Michael J. Brown, Sr.
                                       President and Chief Executive Officer



Date:    May 14, 2001                        /s/ Don W. Bebber
                                     -------------------------------------
                                       Don W. Bebber
                                       Senior Vice President, Finance and
                                       Principal Financial Officer