Form 10-Q
period 2001-06-30
HARBOR FLORIDA BANCSHARES INC
filed 2001-08-10
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: June 30, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from _________ to __________


                        Commission file number 000-22817

                         HARBOR FLORIDA BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                            65-0813766
(State or other jurisdiction                        (IRS employer
of incorporation or organization)                identification no.)

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                (Address of principal executive offices/ZIP code)

Registrant's telephone number, including area code          (561) 461-2414


         Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         As of July 18, 2001, there were 24,693,218 shares of the Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                Table of Contents

Part I.  Financial Information                                             Page

Item 1.  Financial Statements

         Condensed Consolidated Statements of Financial Condition
         as of June 30, 2001 and September 30, 2000(unaudited)................2

         Condensed  Consolidated  Statements  of Earnings
         for the three and nine months ended June 30, 2001
         and 2000 (unaudited).................................................3

         Condensed  Consolidated  Statements  of Cash  Flows
         for the nine months ended June 30, 2001 and 2000 (unaudited).........4

         Notes to Condensed Consolidated Financial Statements (unaudited).....6

Item 2.   Management's  Discussion  and  Analysis of Financial
          Condition  and Results of Operations...............................11

Item 3.   Quantitative  and  Qualitative  Disclosures  about  Market
          Risk and  Asset and Liability Management...........................15


Part II. Other Information

Item 1.   Legal Proceedings..................................................16

Item 2.   Changes in Securities..............................................16

Item 3.   Defaults Upon Senior Securities....................................16

Item 4.   Submission of Matters to a Vote of Security-Holders................16

Item 5.   Other Information..................................................16

Item 6.   Exhibits and Reports on Form 8-K...................................16

          Signature Page.....................................................18

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
      Condensed Consolidated Statements of Financial Condition (unaudited)
                                 (In thousands)

                                                                          June 30,        September 30,
                                                                            2001               2000
                                                                            ----               ----
Assets
   Cash and amounts due from depository institutions                     $ 34,671             $ 29,085
   Interest-bearing deposits in other banks                                75,849                  729
   Investment securities held to maturity                                     200                  200
   Investment securities available for sale                                55,138               85,767
   Mortgage-backed securities held to maturity                            139,241              165,059
   Loans held for sale                                                      4,084                2,548
   Loans, net                                                           1,368,568            1,251,669
   Accrued interest receivable                                              9,027                8,387
   Real estate owned                                                          737                  871
   Premises and equipment, net                                             24,348               21,121
   Federal Home Loan Bank stock                                            13,778               12,500
   Goodwill, net                                                            3,454                3,430
   Other assets                                                             2,314                1,329
                                                                      -----------           ----------
     Total assets                                                     $ 1,731,409           $1,582,695
                                                                      ===========           ==========

Liabilities and Stockholders' Equity
Liabilities:
   Deposits                                                           $ 1,206,010          $ 1,098,537
   Short-term borrowings                                                   15,000               18,000
   Long-term debt                                                         260,603              220,091
   Advance payments by borrowers for taxes and insurance                   17,285               20,688
   Income taxes payable                                                       845                  435
   Other liabilities                                                        6,878                5,560
                                                                        ---------            ---------
     Total liabilities                                                  1,506,621            1,363,311
                                                                        ---------            ---------

Stockholders' Equity:
   Preferred stock                                                            ---                  ---
   Common stock                                                             3,120                3,114
   Paid-in capital                                                        192,676              191,291
   Retained earnings                                                      121,345              109,941
   Accumulated other comprehensive income, net                              1,008                  233
   Common stock purchased by:
     Employee stock ownership plan (ESOP)                                (11,523)              (12,047)
     Recognition and retention plans (RRP)                                (5,343)               (5,385)
   Treasury stock                                                        (76,495)              (67,763)
                                                                        ---------            ---------
     Total stockholders' equity                                           224,788              219,384
                                                                        ---------            ---------
     Total liabilities and stockholders' equity                       $ 1,731,409           $1,582,695
                                                                        =========            =========


  See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings (unaudited)
                        (In thousands except share data)

                                                              Three months ended                Nine months ended
                                                                    June 30,                         June 30,
                                                              2001             2000             2001             2000
Interest income:
  Loans                                                   $   27,831       $   24,130       $   81,579       $   68,640
  Investment securities                                        1,016            1,459            3,628            4,378
  Mortgage-backed securities                                   2,302            2,829            7,378            8,823
  Other                                                          846               19            1,506              827
                                                              ------            -----           ------           ------
     Total interest income                                    31,995           28,437           94,091           82,668
                                                              ------            -----           ------           ------
Interest expense:
  Deposits                                                    12,809           10,582           38,374           30,315
  Other                                                        3,797            3,301           10,904            9,775
                                                              ------            -----           ------           ------
     Total interest expense                                   16,606           13,883           49,278           40,090
                                                              ------            -----           ------           ------

     Net interest income                                      15,389           14,554           44,813           42,578
Provision for loan losses                                        170              244              579              637
                                                              ------            -----           ------           ------
     Net interest income after provision for loan
        losses                                                15,219           14,310           44,234           41,941
                                                              ------            -----           ------           ------

Other income:
  Other fees and service charges                               2,200            1,684            6,324            4,918
  Insurance commissions and fees                                 483               43            1,202              130
  Income from real estate operations                              63               94              234              181
  Gain on sale of mortgage loans                                  93               29              194                1
  Gain on sale of securities                                     336              ---              889              103
  Gain (loss) on sale of premises and equipment                   (8)             104              683              117
  Other                                                           15                7               25               24
                                                              ------            -----           ------           ------
     Total other income                                        3,182            1,961            9,551            5,474
                                                              ------            -----           ------           ------
Other expenses:
  Compensation and employee benefits                           4,700            4,068           13,727           12,232
  Occupancy                                                    1,326            1,062            3,579            3,120
  Data processing services                                       569              441            1,535            1,306
  Advertising and promotion                                      303              288              848              818
  Other                                                        1,485            1,211            4,382            3,831
                                                              ------            -----           ------           ------
     Total other expense                                       8,383            7,070           24,071           21,307
                                                              ------            -----           ------           ------
     Income before income taxes                               10,018            9,201           29,714           26,108
                                                              ------            -----           ------           ------
Income tax expense                                             3,946            3,540           11,646           10,087
                                                              ------            -----           ------           ------
     Net income                                           $    6,072       $    5,661         $ 18,068         $ 16,021
                                                              ======            =====           ======           ======

     Net income per share
        Basic                                                $ 0.27           $ 0.24           $ 0.78           $ 0.65
                                                             ======           ======           ======           ======
        Diluted                                              $ 0.25           $ 0.23           $ 0.76           $ 0.64
                                                             ======           ======           ======           ======

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                    Nine months ended
                                                                                         June 30,
                                                                                   2001               2000
                                                                                   ----               ----
Cash provided by operating activities:
    Net income                                                                $   18,068         $   16,021
    Adjustments to reconcile net income to net cash provided by operating activities:
        Gain on sale of investment securities available for sale                    (889)              (103)
        Gain on sale of premises and equipment                                      (683)              (117)
        Gain on sale of real estate owned                                           (194)              (218)
        Provision for loan losses                                                    579                637
        Provision for losses on real estate owned                                    ---                 25
        Depreciation and amortization                                              1,927              1,770
        ESOP forfeitures transferred to treasury stock                               (17)               (11)
        Accretion of discount on purchased loans                                      (6)               (10)
        Deferred income tax benefit                                                 (439)              (534)
        Originations of loans held for sale                                      (18,772)            (3,150)
        Proceeds from sale of loans held for sale                                 17,236              2,642
        Increase in deferred loan fees and costs                                   1,720              1,100
        Increase in accrued interest receivable                                     (640)              (564)
        Increase in other assets                                                    (985)              (537)
        Increase in income taxes payable                                             565                810
        Increase in other liabilities                                              1,178                308
                                                                                  ------             ------
          Net cash provided by operating activities                               18,648             18,069
                                                                                  ------             ------

Cash used by investing activities:
    Net increase in loans                                                       (119,098)          (135,614)
    Proceeds from principal repayments of mortgage-backed securities              25,742             24,627
    Proceeds from maturities and calls of investment securities
        available for sale                                                        39,999                ---
    Proceeds from sale of investment securities available for sale                 5,330              1,663
    Purchase of investment securities available for sale                         (12,473)              (918)
    Proceeds from maturities and call of investment securities held to
         maturity                                                                      ---              715
    Proceeds from sale of real estate owned                                        1,435                996
    Purchase of premises and equipment                                            (4,980)            (2,343)
    Proceeds from sale of premises and equipment                                     983                308
    FHLB stock purchase                                                           (1,278)            (1,000)
    Net cash used by purchase of insurance agency                                     (9)             ---
                                                                                 -------           --------
        Net cash used by investing activities                                    (64,349)          (111,566)
                                                                                 -------           --------

                                                                                    Nine months ended
                                                                                         June 30,
                                                                                   2001               2000
                                                                                   ----               ----
Cash provided by financing activities:
    Net increase in deposits                                                     107,473             91,029
    Net increase in FHLB advances                                                 37,553             14,000
    Repayments of long-term borrowings                                               (41)               ---
    Decrease in advance payments by borrowers for taxes and insurance             (3,403)            (3,410)
    Dividends paid                                                                (6,664)            (6,220)
    Common stock options exercised                                                   321                 62
    Purchase of treasury stock                                                    (8,832)           (30,516)
                                                                                 -------             ------
        Net cash provided by financing activities                                126,407             64,945
                                                                                 -------             ------

        Net increase (decrease) in cash and cash equivalents                      80,706            (28,552)
Cash and cash equivalents - beginning of period                                   29,814             63,173
                                                                                 -------             ------
Cash and cash equivalents - end of period                                       $110,520           $ 34,621
                                                                                 -------             ------


Supplemental disclosures:
    Cash paid for:
        Interest                                                                 $48,788            $40,008
        Taxes                                                                     11,520              9,810
    Noncash investing and financing activities:
        Additions to real estate acquired in settlement of loans
          through foreclosure                                                      2,073              1,647
        Sale of real estate owned financed by the Company                            966                631
        Tax benefit of stock plans credited to capital                               155                153
        Change in unrealized gain (loss) on securities available for
          sale                                                                     1,262             (1,007)
        Change in deferred taxes related to securities available for
          sale                                                                      (487)               388
        Treasury stock issued to purchase insurance company                          117                ---
        Distribution of recognition and retention plan                                42                 43


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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("Statement 140") which replaces SFAS No. 125. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Because Statement 140 focuses on control after a transfer of financial assets, an entity is required to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. All measurements and allocations should be based on fair value. Statement 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The Company adopted Statement 140 on April 1, 2001, and the statement did not have a significant financial statement impact upon adoption

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", ("Statement 141") and SFAS No. 142, "Goodwill and Other Intangible Assets," ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Other intangible assets would continue to be amortized over their estimated useful lives. In the transition, any impairment losses will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

The Company is required to adopt the provisions of Statement 141 immediately and the Company plans to adopt Statement 142 effective October 1, 2001. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $3,378,000 that will be subject to the transition provisions of Statements 141 and 142. Pursuant to Statement 142, the Company will no longer amortize goodwill. Amortization expense related to goodwill was approximately $224,000 and $223,000 for the nine months ended June 30, 2001 and the year ended September 30, 2000, respectively. Because of the calculations involved, the Company cannot reasonably estimate at the date of this report whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principles.

2).     NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three months and nine months ended June 30, 2001 and 2000. Adjustments have been made, where material, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.

                                                          Three months ended                        Nine months ended
                                                                June 30,                                  June 30,
                                                        2001                 2000                2001                 2000
                                                        ----                 ----                ----                 ----

Net income                                          $6,071,954          $5,661,182          $18,067,873          $16,021,063
                                                    ==========          ==========          ===========          ===========

Weighted average common shares outstanding:
    Shares outstanding                              24,297,206          25,221,622           24,425,786           26,003,493
    Less weighted average
     Uncommitted ESOP shares                        (1,163,788)         (1,231,901)          (1,181,248)          (1,250,513)
                                                    ----------          ----------           ----------           ----------
        Total                                       23,133,418          23,989,721           23,244,538           24,752,980
                                                    ==========          ==========           ==========           ==========

Basic earnings per share                                 $ .27               $ .24               $ 0.78               $ 0.65
                                                    ==========          ==========           ==========           ==========

Weighted average common shares outstanding          23,133,418          23,989,721           23,244,538           24,752,980
  Additional dilutive shares related to
    stock benefit plans                                610,912             118,723              490,791              215,228
                                                    ----------          ----------           ----------           ----------
  Total weighted average common shares and
    equivalents outstanding for diluted
    earnings per share computation                  23,744,330          24,108,444           23,735,329           24,968,208
                                                    ==========          ==========           ==========           ==========

Diluted earnings per share                              $ 0.25              $ 0.23               $ 0.76               $ 0.64
                                                    ==========          ==========           ==========           ==========

Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

3).     INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of June 30, 2001 are as follows:

                                                                  Gross           Gross
                                                                unrealized     unrealized      Estimated
                                            Amortized cost        gains          losses      market value
                                            --------------        -----          ------      ------------


                                                                (In thousands)
Available for sale:
    FHLB notes                                   $ 39,808           $ 814           $---       $ 40,622
    FHLMC notes                                    10,102             111            ---         10,213
                                                 --------          ------        -------       --------
                                                   49,910             925            ---         50,835
    Equity securities                               3,585             718            ---          4,303
                                                 --------          ------        -------       --------
                                                   53,495           1,643            ---         55,138
                                                 --------          ------        -------       --------
Held to maturity:
    Municipal securities                              200               9            ---            209
                                                 --------          ------        -------       --------
                                                      200               9            ---            209
                                                 --------          ------        -------       --------

    FHLMC mortgage-backed securities               65,826             336          1,557         64,605
    FNMA mortgage-backed securities                73,415             524             98         73,841
                                                 --------          ------        -------       --------
                                                  139,241             860          1,655        138,446
                                                 --------          ------        -------       --------
                                                 $192,936          $2,512        $ 1,655       $193,793
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
                                                 ========           ======          ======         ========

The amortized cost and estimated market value of debt securities at June 30, 2001 and September 30, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  June 30, 2001                   September 30, 2000
                                                  -------------                   ------------------
                                                           Estimated                         Estimated
                                         Amortized cost    market value    Amortized cost    market value
                                         --------------    ------------    --------------    ------------
                                                               (In thousands)
Available for sale:
    Due in one year or less                  $20,000         $ 20,188         $ 29,990         $ 29,846
    Due in one to five years                  29,910           30,647           49,718           49,392
                                            --------         --------         --------         --------
                                              49,910           50,835           79,708           79,238
                                            --------         --------         --------         --------
Held to maturity:
    Due in one year or less                      ---              ---              ---              ---
    Due after ten years                          200              209              200              200
                                            --------         --------         --------         --------
                                                 200              209              200              200
                                            --------         --------         --------         --------

    FHLMC mortgage-backed securities          65,826           64,605           75,288           73,345
    FNMA mortgage-backed securities           73,415           73,841           89,771           88,508
                                            --------         --------         --------         --------
                                             139,241          138,446          165,059          161,853
                                            --------         --------         --------         --------
                                            $189,351         $189,490         $244,967         $241,291
                                            ========         ========         ========         ========




As of June 30, 2001, the Company had pledged securities with a market value of $1,471,000 and a carrying value of $1,433,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $672,000 and a carrying value of $653,000 to collateralize treasury, tax and loan accounts as of June 30, 2001.

4).     Loans

Loans are summarized below:

                                                   June 30,            September 30,
                                                     2001                2000
                                                     ----                ----
                                                           (In thousands)
Mortgage loans:
    Construction 1-4 family                        $ 109,062              $ 106,063
    Permanent 1-4 family                           1,001,108                899,229
    Multi-family                                      21,465                 20,474
    Nonresidential                                   126,206                120,067
    Land                                              50,663                 54,731
                                                  ----------            -----------
        Total mortgage loans                       1,308,504              1,200,564
                                                  ----------            -----------
Other loans:
    Commercial                                        28,305                 28,606
    Home improvement                                  24,083                 21,636
    Manufactured housing                              14,748                 15,736
    Other consumer                                    89,242                 79,363
                                                  ----------            -----------
        Total other loans                            156,378                145,341
                                                  ----------            -----------
        Total loans                                1,464,882              1,345,905
                                                  ----------            -----------
Less:
    Loans in process                                  78,370                 77,074
    Net deferred loan fees and discounts               4,735                  4,433
    Allowance for loan losses                         13,209                 12,729
                                                  ----------            -----------
                                                      96,314                 94,236
                                                  ----------            -----------
        Total loans, net                          $1,368,568            $ 1,251,669
                                                  ==========            ===========

An analysis of the allowance for loan losses follows:

                                 Three months ended             Nine months ended
                                      June 30,                       June 30,
                                      --------                       --------
                                 2001           2000            2001            2000
                                 ----           ----            ----            ----
                                                  (In thousands)
Beginning balance               $ 13,008      $ 12,293        $ 12,729        $ 11,952
Provision for loan losses            170           244             579             637
Charge-offs                          (61)          (12)           (271)           (136)
Recoveries                            92            19             172              91
                                --------      --------        --------        --------
Ending balance                  $ 13,209      $ 12,544        $ 13,209        $ 12,544
                                ========      ========        ========        ========

At June 30, 2001 and September 30, 2000, loans with unpaid principal balances of approximately $2,457,000 and $2,766,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of June 30, 2001 and September 30, 2000, approximately $2,188,000 and $2,463,000, respectively, of these loans were in the process of foreclosure.

As of June 30, 2001 and September 30, 2000 mortgage loans which had been sold on a recourse basis had outstanding principal balances of approximately $716,000 and $985,000 respectively.

5).   Comprehensive Income

The following table sets forth the components of the Company's comprehensive income:

                                                     For the nine months
                                                       ended June 30,
                                                       --------------
                                                     2001            2000
                                                     ----            ----
                                                       (In thousands)
Net income                                       $ 18,068          $ 16,021
Other comprehensive income, net of tax:
     Unrealized gain (loss) on securities
         available for sale                           775              (619)
                                                 --------          --------
Comprehensive income                             $ 18,843          $ 15,402
                                                 ========          ========


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

Results of Operations

Comparisons of quarterly results in this section are between the three months ended June 30, 2001 and June 30, 2000. Comparisons of fiscal year to date results are between the nine months then ended.

General. Diluted earnings per share for the third fiscal quarter ended June 30, 2001, increased 8.7% to 25 cents per share on net income of $6.1 million, compared to 23 cents per share on net income of $5.7 million for the same period last year. The quarter ended June 30, 2001 includes nonrecurring income of $206,000 or 1 cent per share, after tax, from gain on the sale of equity securities. Diluted earnings per share for the nine months ended June 30, 2001, increased 18.8% to 76 cents per share on net income of $18.1 million, compared to 64 cents per share on net income of $16.0 million for the same period last year. The increase for both the quarter and nine months was due primarily to the growth in the loan portfolio and a decrease in the average number of shares of common stock outstanding. The nine months ended June 30, 2001 includes nonrecurring income of $972,000 or 4 cents per share, after tax, from gains on the sale of an office building and equity securities.
                                       11

Net Interest Income. Net interest income increased 5.7% to $15.4 million for the quarter ended June 30, 2001, from $14.6 million for the comparable period in 2000. For the nine months ended June 30, 2001, net interest income increased 5.3% to $44.8 million compared to $42.6 million for the same period last year. This increase was due primarily to a $159.4 million increase in average interest-earning assets to $1.603 billion for the nine months ended June 30, 2001, from $1.444 billion in the comparable period in 2000. The net interest margin decreased to 3.73% for the nine months ended June 30, 2001, from 3.94% for the comparable period in 2000 due primarily to compression of the net interest spread as a result of a higher cost of funds. The average balance of the loan portfolio increased by $184.2 million. This increase was partially offset by a decrease of $24.9 million in the average balances of interest-bearing deposits and the securities portfolio, the proceeds of which were used to fund the growth in the loan portfolio and the repurchase of the Company's common stock.

Provision for Loan Losses. The provision for loan losses was $170,000 for the quarter ended June 30, 2001, compared to $244,000 for the comparable period in 2000. For the nine months ended June 30, 2001, the provision for loan losses was $579,000 compared to $637,000 for the comparable period in 2000. The provision for the nine months ended June 30, 2001 was principally comprised of a charge of $255,000 related to an increase in the level of classified loans, $224,000 due to loan growth, primarily in the residential and consumer loan portfolios, and $100,000 for net charge-offs. The provision for the nine months ended June 30, 2000 was principally comprised of a charge of $660,000 due to loan growth primarily in the commercial real estate and residential loan portfolios, $45,000 for net charge-offs, partially offset by a credit of $68,000 related to a decrease in the level of classified loans. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Other Income. Other income increased to $3.2 million for the quarter ended June 30, 2001, from $2.0 million for the comparable period in 2000. Other income increased to $9.6 million for the nine months ended June 30, 2001, from $5.5 million for the comparable period in 2000. This increase was due primarily to an increase of $1.4 million in other fees and service charges, an increase of $1.1 million in insurance commissions and fees, an increase of $786,000 in gain on the sale of equity securities and a $693,000 gain on the sale of an office building and underlying land. Other fees and service charges, primarily from fees and service charges on deposit products, were $6.3 million and $4.9 million for the nine months ended June 30, 2001 and 2000, respectively. This increase was due primarily to the growth in transaction accounts. Insurance commissions and fees were $1.2 million and $130,000 for the nine months ended June 30, 2001 and 2000, respectively. This increase was due primarily to the acquisition of two insurance agencies in the quarter ended September 30, 2000 and one insurance agency in the quarter ended March 31, 2001.

Other Expenses. Other expenses increased to $8.4 million for the quarter ended June 30, 2001, from $7.1 million for the comparable period in 2000. Other expenses increased to $24.1 million for the nine months ended June 30, 2001, from $21.3 million for the comparable period in 2000. This increase was due primarily to an increase of $1.5 million in compensation and benefits, an increase of $459,000 in occupancy expense and an increase of $557,000 in other expenses. The increase in compensation and benefits is due primarily to annual salary increases, additional staff required to support the growth in loans and deposits and the acquisition of three insurance agencies. The increase in occupancy expense is due primarily to an increase in data processing equipment expense and the acquisition of three insurance agencies. The increase in other expenses is due primarily to an increase of $286,000 in deposit account losses and other expenses resulting from the growth in loans and deposits and the operation of the insurance agencies.
                                       12

Income Taxes. Income tax expense increased to $3.9 million for the quarter ended June 30, 2001, from $3.5 million for the same period last year. Income tax expense increased to $11.6 million for the nine months ended June 30, 2001, from $10.1 million for the same period last year due primarily to an increase in pretax accounting income. The effective tax rates were 39.2% and 38.6% for the nine months ended June 30, 2001 and 2000, respectively.

Financial Condition

Total assets increased to $1.731 billion at June 30, 2001, from $1.583 billion at the fiscal year ended September 30, 2000. The increase is due primarily to the growth in net loans, the increase in interest-bearing deposits in other banks partially offset by the decrease in the securities portfolio.

Interest-bearing deposits in other banks increased to $75.8 million at June 30, 2001, from $729,000 at September 30, 2000. The increase is due primarily to an increase in funds on deposit at the FHLB resulting from the excess cash provided by the net increases in deposits and FHLB advances.

Investment securities available for sale decreased to $55.1 million at June 30, 2001, from $85.8 million at September 30, 2000. The decrease is due primarily to the maturity and call of $40.0 million FHLB and FNMA Notes and the sale of $4.5 million of equity securities partially offset by the purchase of a $10.0 million FHLMC Note and $2.3 million of equity securities.

Mortgage-backed securities decreased to $139.2 million at June 30, 2001, from $165.1 million at September 30, 2000. The decrease is due primarily to $25.8 million of repayments.

Net loans increased to $1.369 billion at June 30, 2001, from $1.252 billion at September 30, 2000. The increase is due primarily to loan disbursements of $397.0 million partially offset by repayments of $277.9 million. The increase in net loans for the nine months ending June 30, 2001 is due primarily to a net increase of $99.8 million in residential 1-4 family mortgage loans, $11.2 million in consumer loans and $9.1 million in nonresidential mortgage loans.

Deposits increased to $1.206 billion at June 30, 2001, from $1.099 billion at September 30, 2000. The increase is due primarily to a net increase in deposits before interest credited of $73.8 million and interest credited of $33.7 million. The increase in deposits for the nine months ending June 30, 2001 is due primarily to an increase of $56.2 million in core deposits and $51.3 million in certificate accounts.

FHLB advances increased to $275.5 million at June 30, 2001, from $238.0 million at September 30, 2000. The increase is due to a $50.6 million increase in long term fixed rate advances partially offset by a decrease of $13.0 million in short-term borrowings.

Stockholders' equity increased to $224.8 million at June 30, 2001, from $219.4 million at September 30, 2000. The increase is due primarily to $18.1 million of earnings for nine months partially offset by $6.7 million of dividends paid and the repurchase of $8.8 million of Company common stock to be held as treasury stock. During the nine months, the Company repurchased 646,721 shares at an average price of $13.68 per share to be held as treasury stock in accordance with the Company's stock repurchase program.
                                       13

At June 30, 2001, the Bank exceeded all regulatory capital requirements as follows:

                                                                                           Excess of Actual
                                                                                            Over Regulatory
                                Required                            Actual                   Requirements
                                --------                            ------                   ------------
                                             % of                               % of
                          Amount            Assets            Amount           Assets
                          ------            ------            ------           ------
                                                     (Dollars in thousands)
Tangible Capital         $25,858             1.50%          $184,578           10.71%            $158,720
Core Capital             $51,717             3.00%          $184,578           10.71%            $132,861
Risk-Based Capital       $78,773             8.00%          $195,721           19.88%            $116,946

Cash Flow

Net cash provided by the Company's operating activities (i.e. cash items affecting net income) was $18.7 million and $18.1 million for the nine months ended June 30, 2001 and 2000, respectively.

Net cash used by the Company's investing activities (i.e. cash used primarily from its investment securities, mortgage-backed securities and loan portfolios) was $64.3 million and $111.6 million for the nine months ended June 30, 2001 and 2000, respectively. The decrease in net cash used in 2001 was principally due to an increase of $43.7 million in proceeds from sales, maturities and calls of investment securities available for sale and a decrease of $16.5 million in net loans partially offset by an increase of $11.6 million in purchases of investment securities available for sale.

Net cash provided by the Company's financing activities (i.e. cash receipts primarily from net increases (decreases) in deposits and net FHLB advances) was $126.4 million and $64.9 million for the nine months ended June 30, 2001 and 2000, respectively. The increase in cash flows in 2001 was principally due to an increase of $16.4 million in deposits, an increase of $23.6 million in FHLB advances and a decrease of $21.7 million in the purchase of treasury stock.

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

The following table sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated:

                                                       June 30,           September 30,
                                                         2001                  2000
                                                         ----                  ----
                                                          (Dollars in thousands)
Nonaccrual mortgage loans:
    Delinquent less than 90 days                           $ 241               $ ---
    Delinquent 90 days or more                             1,954               2,031
                                                         -------             -------
      Total                                                2,195               2,031
Nonaccrual other loans:
    Delinquent less than 90 days                             ---                 505
    Delinquent 90 days or more                               262                 230
                                                         -------             -------
      Total                                                  262                 735
                                                         -------             -------
Total nonperforming loans                                  2,457               2,766
Real estate owned, net of related allowance                  737                 871
                                                         -------             -------
Total nonperforming assets                               $ 3,194             $ 3,637
                                                         =======             =======

Nonperforming loans to total net loans                      .18%                .22%
Total nonperforming assets to total assets                  .18%                .23%
Allowance for loan losses to total loans                   0.97%               1.02%
Allowance for loan losses to nonperforming loans         537.69%             460.19%
Allowance for loan losses to classified loans            264.29%             277.94%


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

10(i) Employment contract with Michael J. Brown, Sr. (Exhibit 10(a) to the Registration Statement on Form S-4 filed December 20, 1996)

10(ii) 1994 Incentive Stock Option Plan (Exhibit 10(b) to the Registration Statement on Form S-4 filed December 20,
                  1996)
                                       16

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





                                             HARBOR FLORIDA BANCSHARES, INC.




Date:    August 10, 2001                     /s/
                                         -------------------------------------
                                         Michael J. Brown, Sr.
                                         President and Chief Executive Officer



Date:    August 10, 2001                    /s/
                                         -------------------------------------
                                         Don W. Bebber
                                         Senior Vice President, Finance and
                                         Principal Financial Officer