Form 10-K
period 2001-09-30
HARBOR FLORIDA BANCSHARES INC
filed 2001-12-27
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   ----------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 2001
                          ----------------------------------------
                                                         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                        Commission file number 000-22817
                                                               -------------

                         HARBOR FLORIDA BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 65-0813766
----------------------------------------        -------------------------
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

                         Common Stock (par value $0.10)
-------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes         X No
                                          ----------- -------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price of the common stock as of December 7, 2001 ($16.23) was $393,978,641.

         The number of shares of common stock outstanding on December 7, 2001 was 24,274,716.


         Documents incorporated by reference:

Parts II and IV of Form 10-K

         Annual Report to Shareholders for the fiscal year ended September 30, 2001. With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the 2001 Annual Report to Shareholders is not deemed to be filed as part of this report.

Part III of Form 10-K

         Proxy Statement for the 2001 Annual Meeting of Shareholders.

                                TABLE OF CONTENTS



Item                                                               Page
 No.                                                                No.
 ---                                                                ---

           Part I

  1        Business........................................................4

  2        Properties.....................................................21

  3        Legal Proceedings..............................................24

  4        Submission of Matters to a Vote of Security-Holders............24

           Part II

  5        Market for Registrant's Common Equity and
           Related Stockholder Matters....................................24

  6        Selected Financial Data........................................25

  7        Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................25

 7A        Quantitative and Qualitative Disclosures about Market
           Risk...........................................................25

  8        Financial Statements and Supplementary Data....................25

  9        Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................25

           Part III

 10        Directors and Executive Officers of the Registrant.............26

 11        Executive Compensation.........................................26

 12        Security Ownership of Certain Beneficial
           Owners and Management..........................................26

 13        Certain Relations and Related Transactions.....................26

           Part IV

 14        Exhibits, Financial Statement Schedules, and Reports on Form
           8-K............................................................27

                                     PART I

Item 1.  Business

General

       Harbor Florida Bancshares, Inc., (the "Company" or "Bancshares"), is a Delaware corporation organized in 1998 and is the holding company for Harbor Federal Savings Bank (the "Bank"), a federally chartered savings bank. The Bank was founded in 1934 as a federally chartered savings institution. The Company owns 100% of the Bank's common stock. Currently, it engages in no other significant activities beyond its ownership of the Bank's common stock. Consequently, its net income is derived from the Bank. The Bank provides a wide range of banking services and is engaged in the business of attracting deposits primarily from the communities it serves and using these and other funds to originate primarily one-to-four family first mortgage loans.

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

Market Area

         The Company serves communities in six growing and diverse Florida counties. Its headquarters are in Fort Pierce, Florida, located on the eastern coast of Florida between Stuart and Daytona Beach. In addition to its headquarters, it has sixteen branch offices and two insurance agency offices in St. Lucie, Indian River and Martin counties, located on Florida's "Treasure Coast." This area is characterized by both a large retirement and vacation home population and a significant agricultural economy, primarily citrus crops. The Company has seven branch offices located in Brevard County, which encompasses the "Space Coast" of the state. Brevard County has an industrial base fueled primarily by companies related to NASA and the John F. Kennedy Space Center. Prominent electronics concerns such as Harris Corporation are also major employers in this area. The Company also has one branch office in Okeechobee County, a rural, agricultural area, and six branch offices in Volusia County, where tourism and a large retirement population predominate.

Lending Activities

         General. The Company's principal activity has historically been, and will continue to be for the foreseeable future, the origination of one-to-four family residential mortgage loans. The Company sells conforming loans, primarily to the Federal National Mortgage Association ("FNMA"), and has, on rare occasions, purchased whole loans and loan participations, but it primarily focuses on the origination of loans and retains them in its portfolio for investment. See " -- Lending Activities -- One to Four Family Permanent Residential Mortgage Loans" below. The Company also originates one-to-four family residential construction and consumer loans, and consumer installment, commercial real estate and commercial business loans. Substantially all of the Company's mortgage loans are secured by property in its market area and substantially all of its other loans are made to borrowers in its market area.

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

                                                                           At September 30,
                            -----------------------------------------------------------------------------------------------------
                                    2001                 2000                 1999               1998                  1997
                                    -----                -----                -----              -----                 ----
                                        Percent              Percent              Percent            Percent              Percent
                                           of                  of                   of                 of                  of
                              Amount     Total    Amount      Total     Amount     Total    Amount    Total    Amount     Total
                              -------    ------   -------   --------    -------  --------   ------- --------   ------   -------
                                                                     (Dollars in thousands)
Mortgage Loans
 Construction 1 - 4 Family.   $119,648    7.95%    $106,063    7.88%    $ 91,922    7.94%   $ 66,671    6.62%     $ 47,800    5.42%
 Permanent 1 - 4 Family....  1,016,248   67.53      899,229   66.81      788,408   68.12     707,078   70.26       629,906   71.46
Multifamily...............      21,314    1.42       20,474    1.52       15,141    1.31      11,074    1.10        15,326    1.74
Nonresidential............     129,875    8.63      120,067    8.92       99,824    8.63      84,254    8.37        54,983    6.24
Land......................      51,196    3.40       54,731    4.07       41,882    3.62      27,562    2.75        33,182    3.76
                             ---------   -----    ---------   -----    ---------   -----     -------  ------       -------  ------
    Total Mortgage Loans..   1,338,281   88.93    1,200,564   89.20    1,037,177   89.62     896,639   89.10       781,197   88.62
                             ---------   -----    ---------   -----    ---------   -----     -------  ------       -------  ------
Other Loans
Commercial................      31,945    2.12       28,606    2.13       21,192    1.83      15,074    1.50        11,287    1.28
Consumer:
    Home Improvement......      24,973    1.66       21,636    1.61       17,205    1.49      19,016    1.89        20,614    2.34
    Manufactured
        Housing..........       14,607     .97       15,736    1.17       16,190    1.40      16,418    1.63        16,399    1.86

    Other Consumer (1)....      95,074    6.32       79,363    5.89       65,489    5.66      59,223    5.88        51,988    5.90
                               -------   -----      -------   -----      -------   -----     -------   -----       -------   -----
    Total Other Loans.....     166,599   11.07      145,341   10.80      120,076   10.38     109,731   10.90       100,288   11.38
                               -------   -----      -------   -----      -------   -----     -------   -----       -------   -----

Total Loans Receivable...    1,504,880  100.00%   1,345,905  100.00%   1,157,253  100.00%  1,006,370  100.00%      881,485  100.00%
                             ---------  ======    ---------  ======    ---------  ======   ---------  ======       -------  ======
Less:

Loans in process..........      84,777               77,074               70,722              46,152               32,078
Deferred loan fees and
    discounts..................  4,813                4,433                4,244               3,700                3,446
Allowance for loan losses.      13,417               12,729               11,952              11,818               11,691
                                ------               ------               ------              ------               ------
    Subtotal..............     103,007               94,236               86,918              61,670               47,215
                               -------               ------               ------          ----------               ------
Total Loans Receivable,
     Net..................   1,401,873            1,251,669            1,070,335             944,700              834,270
Loans Held for Sale.......       5,373                2,548                1,747                 714                  141
Mortgage-Backed
    Securities................ 153,714              165,059              196,971             201,049              176,854
                               -------              -------              -------             -------              -------
Total.....................  $1,560,960           $1,419,276           $1,269,053          $1,146,463           $1,011,265
                            ==========           ==========           ==========          ==========           ==========

 (1)   Includes home equity and other second mortgage loans.

                                 ---------------

       The following table shows the maturity or period to repricing of the Company's loan and mortgage-backed securities portfolios at September 30, 2001. Loans that have adjustable rates are shown as being due in the period in which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $384.4, $286.2 and $278.0 million for fiscal years 2001, 2000 and 1999, respectively. Loans having no stated maturity and no schedule of repayments (including delinquent loans), and demand loans are reported as due within one year.

                                           One          Three        Five
                           Within         Through      Through      Through    Ten through   Beyond twenty
                          one year     three years    Five years   Ten years   twenty years       years          Total
                          --------     -----------  - ----------   ---------   ------------       -----          -----
                                                                 (In thousands)
Mortgage loans:
  1 - 4 family............    $126,582      $61,582       $42,152     $78,751       $302,334        $453,452    $1,064,853
  Other...................      58,162       29,003        29,284      23,848         49,788           1,713       191,798
Other loans:
  Consumer ...............      40,864       15,196        29,160      31,161         17,804             339       134,524
  Commercial .............      19,193        5,020         5,884       1,555             64             ---        31,716
Nonperforming loans (1)...       2,585          ---           ---         ---            ---             ---         2,585
Mortgage-backed securities       8,573       11,011        17,547       8,331        108,252             ---       153,714
                              --------     --------      --------    --------       --------        --------    ----------
    Sub-total.............    $255,959     $121,812      $124,027    $143,646       $478,242        $455,504    $1,579,190
                              ========     ========      ========    ========       ========        ========
Deferred loan fees and
    discounts.............                                                                                         (4,813)
Allowance for loan losses.                                                                                        (13,417)
                                                                                                                  --------
Total (2)(3)..............                                                                                      $1,560,960
                                                                                                                ==========


(1) All nonperforming loans are reported as due within one year regardless of the actual maturity term.
(2)  Amounts  reported  do  not  include   principal   repayment  or  prepayment
     assumptions.
(3)  Amounts  include  loans held for sale of  $5,373,000 at September 30, 2001.
     --------------

       The following table sets forth the amount of fixed-rate and adjustable-rate loans at September 30, 2001 due or repricing after September 30, 2002.

                                                                  Adjustable
                                                 Fixed Rate        Rate             Total
                                                 ----------        ----             -----
                                                              (In thousands)
Mortgage loans:
  Permanent 1 - 4 family........................   $832,580         $105,691         $938,271
  Other.........................................     76,290           57,346          133,636
Other loans:
  Consumer .....................................     93,660              ---           93,660
  Commercial ...................................     12,523              ---           12,523
                                                 ----------         --------       ----------
Total loans.....................................  1,015,053          163,037        1,178,090
Mortgage-backed securities......................    145,141              ---          145,141
                                                 ----------         --------       ----------
Total........................................... $1,160,194         $163,037       $1,323,231
                                                 ==========         ========       ==========

       One-to-Four Family Permanent Residential Mortgage Loans. The Company's primary lending activities focus on the origination of one-to-four family residential mortgage loans. The Company generally does not originate one-to-four family residential loans on properties outside of its market area. At September 30, 2001, $1.0 billion or 67.5% of the Company's total loan portfolio and 57.9% of total assets consisted of one-to-four family loans.

       The Company's fixed rate loans generally are originated and underwritten according to standards that permit sales in the secondary market. However, the decision to sell depends on a number of factors including the yield and the term of the loan, market conditions, and the Company's current portfolio position. The Company sells a small portion of newly originated 15 and 30 year fixed rate mortgage loans. In addition, the Company sells loans under the single family Mortgage Revenue Bond Programs through local County Housing Finance Authorities. The servicing on these loans is also released.

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

       Residential loans are authorized and approved under central authority by experienced underwriters. Underwriters have individual authority to approve loans up to the maximum amount of $350,000. Residential mortgage loans in excess of this amount are approved by management individually up to $750,000 or by committee if above $750,000. The Company also has direct endorsement authority from the Federal Housing Authority ("FHA") to allow for internal approval of FHA insured loans. FHA loans are approved under central authority by an underwriter with a "Direct Endorsement" designation from the FHA. The Company's underwriting standards are intended to ensure that borrowers are sufficiently credit worthy, and all of the Company's lending is subject to written underwriting policies and guidelines approved by the Company's Board of Directors. Detailed loan applications are designed to determine the borrower's ability to repay the loan and certain information solicited in these applications is verified through the use of credit reports, financial statements and other confirmations. The Company obtains an appraisal of substantially all of the proposed security property in connection with residential mortgage loans. Additionally, title insurance is required for all mortgage loans above $50,000.

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

       One-to-Four Family Residential Construction Loans. A part of the Company's loan originations are to finance the construction of one-to-four family homes in the Company's market area. At September 30, 2001 the Company had $119.6 million in such loans, representing 8.0% of total loans. It is the Company's policy to disburse loan proceeds as construction progresses and as inspections warrant.

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

       Consumer Loans. The Company originates consumer loans as an essential element in its retail-oriented strategy. Secured consumer loans include automobile, manufactured housing, boat and truck loans, home equity and home improvement loans as well as loans secured by the borrower's deposit accounts with the Company. The loans for manufactured housing are generally originated within quality, retirement lifestyle communities spread throughout the six county market area that feature amenities such as full service clubhouse facilities, swimming pools, and, in a number of cases, golf courses. These loans are subject to the normal underwriting standards of the Company. Loans are made on either a fixed-rate or adjustable-rate basis, with terms generally up to 15 years. A limited amount of unsecured consumer loans are also originated. At September 30, 2001, consumer-oriented loans accounted for $134.7 million or 9.0% of the Company's total loan portfolio.

       Non-Residential and Land Mortgage Loans. In the late 1980's the Company curtailed its lending in non-residential mortgages with the exception of loans to finance the sale of the Company's real estate acquired through foreclosure. In recent years, the Company re-entered this market and made a total of $30.7, $37.1 and $34.7 million of non-residential mortgage loans in 2001, 2000 and 1999, respectively. At September 30, 2001, nonresidential loans constituted $129.9 million or 8.6% of the Company's total loan portfolio. Origination of these loans plays a subordinate role to the origination of residential mortgage and consumer-related loans. Non-residential mortgage loans are offered on properties within the Company's primary market area using both fixed or adjustable rate programs.

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

       The Company also originates developed building lot loans ("lot loans") secured by individual improved lots for future residential construction. Lot loans are offered with either a fixed or adjustable interest rate and with a maximum term of up to 15 years. At September 30, 2001 these loans accounted for $22.4 million or 1.5% of the Company's total loan portfolio.

       Other Loans. The balance of the Company's lending consists of multi-family mortgage and commercial loans. At September 30, 2001 these loans represented $21.3 million or 1.4% and $31.9 million or 2.1%, respectively, of the Company's total loan portfolio. The multi-family mortgage loans are secured primarily by apartment complexes. These loans are subject to the same lending limits as apply to the Company's commercial real estate lending. The commercial loans represent primarily equipment and other business loans to professionals such as physicians and attorneys. These loans are an integral part of the Company's strategy of seeking synergy between its various deposit and loan products and as a service to existing customers.

Origination and Sale of Loans

       From time to time the Company has sold mortgage loans, primarily to the FNMA and the FHLMC. Historically, the Company has not purchased significant amounts of loans.

       Presently, the Company sells conforming, newly originated, 15 and 30-year fixed rate mortgage loans with servicing retained. In addition, the Company sells loans under the single family Mortgage Revenue Bond Programs through local County Housing Finance Authorities. The servicing on these loans is released, which means the Company does not retain any administrative or collection responsibilities in connection with the loans. The purpose of selling a portion of fixed rate loans from current production is to reduce interest rate risk by limiting the growth of longer term fixed rate loans in the portfolio and to generate service fee income over time.

       The following table shows total loan origination activity including mortgage-backed securities, during the periods indicated.

                                                                   Years Ended September 30,
                                                       2001                2000                1999
                                                       ----                ----                ----
                                                                      (In thousands)
Mortgage loans (gross):
  At beginning of year (1)..............             $1,203,146           $1,038,954          $897,363
  Mortgage loans originated:
    Construction 1-4 Family.............                151,440              125,539           112,508
    Permanent 1-4 Family................                228,169              143,334           162,866
    Multi-family........................                  2,739                7,211             5,075
    Nonresidential......................                 30,746               37,063            34,726
    Land................................                 21,316               51,283            22,755
                                                     ----------           ----------        ----------
  Total mortgage loans originated (2)...                434,410              364,430           337,930
  Mortgage loans sold...................                (29,342)              (5,289)           (8,432)
  Principal repayments..................               (262,890)            (193,401)         (186,632)
  Mortgage loans transferred to real estate owned        (1,625)              (1,548)           (1,275)
                                                     ----------           ----------        ----------
  At end of year........................             $1,343,699           $1,203,146        $1,038,954
                                                     ==========           ==========        ==========
Other loans (gross):
  At beginning of year..................              $ 145,341             $120,076         $ 109,731
  Other loans originated................                143,631              118,446           101,949
  Principal repayments..................               (122,373)             (93,181)          (91,604)
                                                     ----------           ----------        ----------
  At end of year........................              $ 166,599             $145,341          $120,076
                                                      =========             ========          ========
Mortgage-backed securities (gross):
  At beginning of year..................               $165,059             $196,971          $201,049
  Mortgage-backed securities purchased..                 26,112                  ---            70,074
  Principal repayments..................                (37,457)             (31,912)          (74,152)
                                                     ----------           ----------        ----------
  At end of year........................               $153,714             $165,059          $196,971
                                                       ========             ========          ========

 (1)        Includes loans held for sale.
 (2) Loans originated represent loans closed, however all loans may not be fully disbursed at time of closing.
                              --------------------

Mortgage-backed Securities

       A substantial part of the Company's business involves investments in mortgage-backed securities issued or guaranteed by an agency of the United States government. Historically, the Company's mortgage-backed securities portfolio has consisted primarily of pass-through mortgage participation certificates issued by FHLMC and FNMA. These pass-through certificates represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the loans' originators, through the FHLMC and FNMA that pools and packages the participation interests into the form of securities, to investors such as the Company. The FHLMC and FNMA guarantee the payment of principal and interest. The underlying pool of mortgages can consist of either fixed-rate or adjustable-rate loans. At September 30, 2001, the Company's portfolio of mortgage-backed securities consisted entirely of FHLMC and FNMA participation certificates. Of the $153.7 million in mortgage-backed securities at that date, approximately $6.5 million or 4.2% represented adjustable-rate securities and $147.2 million or 95.8% represented fixed-rate securities with anticipated maturity dates from 1 month to 26 years.

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

    The Company's fixed-rate mortgage-backed securities consist of both long-term and balloon securities. The long-term securities have original maturity terms of ten, fifteen and thirty years. The balloon securities have principal and interest amortization based on a thirty-year maturity schedule with final principal balloon payments due in five years or seven years from the date of the security. Balloon mortgage-backed securities are held in the portfolio as a means of reducing the average life of the fixed-rate portfolio. A shorter average portfolio life will help reduce the interest rate risk associated with these investments. As of September 30, 2001 long-term, fixed-rate mortgage-backed securities amounted to $116.7 million and five-year and seven-year balloon mortgage-backed securities amounted to $1.2 million and $29.3 million, respectively.

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

       Residential delinquencies are handled by the Loan Collections Department. This department begins collection efforts on residential loans when a loan appears on the 15-day delinquent list. Borrowers are sent a notice to accelerate the debt when the debt is 45 days delinquent. If the delinquent account has not been corrected, foreclosure proceedings are begun generally at the 75th day of delinquency. At September 30, 2001 residential loans delinquent 90 days and longer represented 0.2% of the total residential loan portfolio.

       Commercial delinquent accounts are processed by the Special Asset and Lending Departments. For commercial accounts classified as Substandard, as defined below, or worse, the Special Asset Department has jurisdiction over the collection efforts. As with residential delinquent loans, any commercial loans 90 days past due or where the collection of the interest or full principal is considered doubtful are placed on a non-accrual basis.

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

       The following table shows the Company's loans delinquent 90 days or more and loan delinquencies as a percent of total loans at the dates indicated.


                                                              September 30,
                                             2001                 2000                    1999
                                             -----                -----                   ----
                                                            (Dollars in thousands)
                                          Number   Amount        Number  Amount      Number   Amount
                                          ------   ------        ------  ------      ------   ------
Mortgage loans:
  Construction and land...............       ---      $ ---         ---     $ ---       ---      $ ---
  Permanent 1 - 4 family..............        20      1,348          23     1,390        38      1,854
  Other mortgage......................         3        791           3       641         3        489
                                              --     ------          --    ------        --     ------
  Total mortgage loans................        23      2,139          26     2,031        41      2,343
Other loans...........................         9        183          12       230         9        198
                                              --     ------          --    ------        --     ------
Total loans...........................        32     $2,322          38    $2,261        50     $2,541
                                              ==     ======          ==    ======        ==     ======

Delinquent loans to total loans.......                 .18%                  .18%                 .24%


       As of September 30, 2001, 2000 and 1999, $263,000, $505,000 and $0,
respectively, of loans were on nonaccrual status which were not 90 days past due.

       Nonperforming Assets. The Company also places emphasis on improving asset quality and asset quality has improved each year since 1996 when nonperforming assets as a percentage of total assets was .50%. The Company's nonperforming assets as a percentage of total assets has decreased slightly, from .23% at September 30, 2000 to .20% at September 30, 2001.

       Loans 90 days past due are generally placed on non-accrual status. The Company ceases to accrue interest on a loan once it is placed on non-accrual status, and interest accrued but unpaid at that time is charged against interest income. Additionally, any loan where it appears evident that the collection of interest is in doubt is also placed on a non-accrual status. The investment in impaired loans (primarily consisting of classified loans), other than those evaluated collectively for impairment, at September 30, 2001 and 2000 was $5,813,000 and $3,748,000, respectively. The average recorded investment in impaired loans during the years ended September 30, 2001 and 2000 was approximately $4,949,000 and $3,435,000, respectively. The total specific allowance for loan losses related to these loans was $0 on September 30, 2001 and 2000. Interest income on impaired loans of approximately $437,000 and $311,000 was recognized in the years ended September 30, 2001 and 2000, respectively.

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

       It is the Company's policy to try to liquidate its holdings in REO on a timely basis while considering both market conditions and the cost of carrying REO properties. Upon acquisition the Company records all REO at the lower of its fair value (less estimated costs to dispose), or cost. The fair value is based upon the most recent appraisal and management's evaluation. If the fair value of the asset is less than the loan balance outstanding, the difference is charged against the Company's loan loss allowance prior to transferring the asset to REO. Administration of REO property is handled by the Special Asset Department, which is responsible for the sale of all residential and commercial properties. In those instances where the property may be located outside the Company's market area or where the property, due to its nature, requires certain expertise (i.e., hotels, apartment complexes), outside management firms may be utilized.

    At the dates indicated, nonperforming assets in the Company's portfolio were as follows:


                                                                      September 30,
                                             -------------------------------------------------------------------
                                                2001           2000          1999          1998            1997
                                                ----           ----          ----          ----            ----
                                                                 (Dollars in thousands)
Non-accrual mortgage loans:
  Delinquent less than 90 days.............     $  87        $  ---        $  ---        $  ---          $  ---
  Delinquent 90 days or more...............     2,139         2,031         2,343         1,880           2,416
                                               ------        ------        ------        ------          ------
     Total.................................     2,226         2,031         2,343         1,880           2,416
                                               ------        ------        ------        ------          ------
Non-accrual other loans:
  Delinquent less than 90 days.............       176           505           ---            25             ---
  Delinquent 90 days or more...............       183           230           198           542             164
                                               ------        ------        ------        ------          ------
     Total.................................       359           735           198           567             164
                                               ------        ------        ------        ------          ------
Total non-accrual loans....................     2,585         2,766         2,541         2,447           2,580
Accruing loans 90 days or more delinquent .       ---           ---           ---           ---             ---
                                               ------        ------        ------        ------          ------
  Total nonperforming loans................     2,585         2,766         2,541         2,447           2,580
                                               ------        ------        ------        ------          ------
Other nonperforming assets:
  Real estate owned........................       917           871           911         3,168           2,892
    Less allowance for losses..............       ---           ---           ---          (634)           (578)
                                               ------        ------        ------        ------          ------
      Total................................       917           871           911         2,534           2,314
                                               ------        ------        ------        ------          ------
Total nonperforming assets, net............    $3,502        $3,637        $3,452        $4,981          $4,894
                                               ======        ======        ======        ======          ======
Nonperforming loans to total net loans.....     0.18%         0.22%         0.24%         0.26%           0.31%
Total nonperforming assets to
  total assets.............................     0.20%         0.23%         0.24%         0.37%           0.43%



       For the year ended September 30, 2001, interest income of $177,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income was actually included in net income regarding non-accrual loans during the same period.

       Management evaluates each REO property on no less than a quarterly basis to assure that the net carrying value of the property on the Company's books is no greater than the fair market value less estimated costs to dispose. When necessary, the property is written down or specific allowances are established to reduce the carrying value.

                                                 REO Allowances
                                              Years Ended September 30,
                                   --------------------------------------------
                                          2001          2000         1999
                                          ----          ----         ----
                                                  (In thousands)
Beginning balance....................     $---          $---         $634
Provision for (recovery of) losses...        4            25         (186)
Charge-offs..........................       (4)          (25)        (448)
                                         -----         -----        -----
Ending balance.......................    $ ---         $ ---        $ ---
                                         =====         =====        =====

       Provision for losses on REO is included in income (losses) from real estate operations on the Company's consolidated statements of earnings.

       Not included in the preceding table are net gains, (losses) or recoveries on the sale of real estate owned of $247,000, $271,000 and $207,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

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

       The following table presents the Company's classified assets at the dates indicated.


                                         September 30,
                                    2001        2000        1999
                                    ----        ----        ----
                                             (In thousands)
Substandard:
  Real Estate Owned.............    $ 917        $ 871      $ 911
  Loans.........................    5,098        4,580      5,180
                                   ------       ------     ------
    Total Substandard...........    6,015        5,451      6,091
Doubtful........................      229          ---        ---
Loss............................      ---          ---        ---
                                   ------       ------     ------
                                   $6,244       $5,451     $6,091
                                   ======       ======     ======



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

       The following tables set forth an analysis of the Company's allowance for loan losses at the dates indicated.


                                                                Years Ended September 30,
                                      ------------------------------------------------------------------------
                                       2001             2000           1999             1998           1997
                                       ----             ----           ----             ----           ----
                                                             (Dollars in thousands)
Balance at beginning of year...       $12,729          $11,952        $11,818          $11,691        $11,016
Provision for (recovery of)
     losses....................           798              847            816              297            782
Allowance for loan losses
    acquired................              ---              ---            ---              ---            ---
Charge-offs:
    Residential................           (20)             (75)           (22)            (259)           (43)
    Commercial real estate.....           ---              (30)           (49)             ---            (91)
    Consumer...................          (231)            (125)          (324)            (213)          (125)
    Other......................          (102)              (3)          (367)            (102)            (3)
                                      -------          -------        -------          -------        -------
       Total charge-offs.......          (353)            (233)          (762)            (574)          (262)

Recoveries:
    Residential................            25               40             39               86             44
    Commercial real estate.....           ---               39             21                2             19
    Consumer...................            21               70             14               16             62
    Other......................           197               14              6              300             30
                                      -------          -------        -------          -------        -------
       Total recoveries........           243              163             80              404            155

Balance at end of year.........       $13,417          $12,729        $11,952          $11,818        $11,691
                                      =======          =======        =======          =======        =======
Allowance for loan losses to total
    loans......................          .96%            1.02%          1.12%            1.25%          1.40%
Allowance for loan losses to  total
    non-performing loans.......       519.01%          460.19%        470.31%          483.13%        453.11%
Allowance for loan losses and
    allowance for REO to total non-
    performing assets..........       383.09%          350.02%        346.20%          221.80%        224.21%
Net charge-offs (recoveries) to
    average loans outstanding during
    the period.................          .01%            0.01%          0.07%            0.02%          0.01%
Classified loans to total net loans      .38%            0.37%          0.48%            0.59%          1.19%

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


                                                                                               September 30,
                       -----------------------------------------------------------------------------------------------------------
                                   2001               2000                   1999                 1998                    1997
                                   ----               ----                   ----                 ----                    ----
                                   % of Loans         % of Loans              % of Loans           % of Loans            % of Loans
                                    in Each            in Each                 in Each              in Each               in Each
                                    Category to        Category to             Category to          Category to          Category to
                           Amount   Total Loans Amount Total Loans    Amount   Total Loans  Amount  Total Loans  Amount  Total Loans
                           ------   ----------- ------ ------------   ------   -----------  ------  ------------ ------   ----------
Allowance at end of                                                (Dollars in thousands)
  period applicable to:
Residential...........     $ 3,177     75.48%  $ 2,820    74.69%    $ 2,605      76.06%   $ 2,251     76.88%     $ 2,141     76.88%
Commercial real estate       5,931     13.45     6,192    14.51       6,142      13.56      5,986     12.22        6,487     11.74
Consumer .............       2,786      8.95     2,432     8.67       2,128       8.55      2,310      9.40        2,068     10.10
Commercial business...       1,523      2.12     1,285     2.13       1,077       1.83      1,271      1.50          995      1.28
                           -------    ------   -------   ------     -------     ------    -------    ------      -------    ------
    Total.............     $13,417    100.00%  $12,729   100.00%    $11,952     100.00%   $11,818    100.00%     $11,691    100.00%
                            ======    ======    ======   ======      ======     ======     ======    ======       ======    ======
                                                          ------------------


Investment Activities

       The Company invests primarily in overnight funds, U.S. Government and agency obligations, and Federal Home Loan Bank of Atlanta capital stock. The Company does not invest in derivatives, collateralized mortgage obligations or other hedging instruments.

       The table below summarizes the carrying value and estimated market value of the Company's portfolio of investment securities at the dates indicated.


                                                         September 30,
                                                         -------------
                                    2001                      2000                        1999
                                    -----                     -----                       ----
                                                            (In thousands)
                             Carrying         Market       Carrying       Market       Carrying       Market
                               Value          Value          Value        Value         Value          Value
                               -----          -----          -----        -----         -----          -----
  Available for sale:
    FHLB notes..........       $30,991        $30,991       $59,299        $59,299      $49,502       $49,502
    FNMA notes..........           ---            ---        19,939         19,939       19,875        19,875
    FHLMC notes.........        10,458         10,458           ---            ---          ---           ---
    Equity securities...         4,965          4,965         6,529          6,529        6,789         6,789
                               -------        -------       -------        -------      -------       -------
        Total                  $46,414        $46,414       $85,767        $85,767      $76,166       $76,166
                                ======         ======        ======         ======       ======        ======
  Held to maturity:

    FHLB notes..........           ---            ---           ---            ---        9,995         9,992
    Municipal securities           200            220           200            200          915           852
                               -------        -------       -------        -------      -------       -------
        Total...........     $     200      $     220     $     200      $     200      $10,910       $10,844
                              ========       ========      ========       ========       ======        ======

  FHLB stock............       $15,027        $15,027       $12,500        $12,500      $11,250       $11,250


      The table below presents the contractual maturities and weighted average yields of investment securities at September 30, 2001 excluding FHLB stock and equity securities. Yields on tax exempt obligations are not reported on a tax equivalent basis.


                                                                                                  Total Investment
                  One Year or Less     One to Five Years       More Than Five Years                  Securities
                  ----------------     -----------------       --------------------   ----------------------------------------
                                                                                     Average
                            Weighted               Weighted              Weighted   Remaining                          Weighted
                 Carrying   Average    Carrying    Average    Carrying   Average     Years to    Carrying    Market     Average
                  Value      Yield       Value      Yield      Value      Yield      Maturity     Value      Value       Yield
                  -----      -----       -----      -----      -----      -----      --------     -----      -----       -----
                                                              (Dollars in thousands)
  FHLB Notes      $ 10,175    6.00%       $20,816    6.47%        $ ---     ---         1.1        $30,991    $30,991     6.32%
  FHLMC Notes          ---     ---         10,458    5.21           ---     ---         1.8         10,458     10,458     5.21
  Municipal
  Securities           ---     ---            ---     ---           200    7.40        12.1            200        220     7.40

                                                 ------------------


Sources of Funds

     Deposits. The Company offers a number of different deposit accounts, including regular savings, interest-bearing checking or NOW accounts, non-interest checking, money market accounts, term certificate accounts and individual retirement accounts.

     The Company has twenty-nine full-service banking offices and one in-store branch location in addition to its home office in Fort Pierce. The Company's strategy has been to have conveniently located offices in growth markets as one of its main methods of attracting funds. The Company's deposits primarily are obtained from areas surrounding its offices. Certificate accounts in excess of $100,000 are not actively solicited nor are brokers used to obtain deposits.

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

      Management believes that demand and passbook accounts are less sensitive to changes in interest rates than other types of accounts, such as certificates of deposit. As of September 30, 2001 the Company had 35.61% of its deposits in passbook and demand accounts, 63.06% in certificates of deposit and 1.33% in official checks. When management determines the levels of its deposit rates, consideration is given to local competition, U.S. Treasury securities offerings, and anticipated funding requirements.

     The following table sets forth the distribution of the Company's deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented. Management does not believe that the use of year-end balances instead of average monthly balances produces any material difference in the information presented:


                                                                                September 30,
                                                2001                               2000                            1999
                                                -----                              -----                           ----
                                                        Weighted                            Weighted                       Weighted
                                                         Average                             Average                        Average
                                                         Nominal                             Nominal                        Nominal
                                   Amount      Percent    Rate       Amount      Percent      Rate      Amount    Percent    Rate
                                   ------      -------    ----       ------      -------      ----      ------    -------    ----
                                                                       (Dollars in thousands)
     Demand accounts:
        Non-interest
         Bearing demand            $ 122,115    10.17%    N/A      $102,534       9.33%       N/A      $ 76,176       7.79%   N/A
        NOW accounts                  80,342     6.69      .50%      70,881       6.45         .74%      66,184       6.77   1.09%
        Money market accounts        128,454    10.71     2.54       95,223       8.67        4.49       43,015       4.40   2.49
                                  ----------   ------     ----   ----------      -----        ----      --------    ------   ----
       Subtotal                      330,911    27.57     1.11      268,638      24.45        1.79       185,375     18.96    .97
      Savings accounts:
        Passbook                      96,516     8.04     1.05       95,431       8.69        1.58       108,508     11.10   1.97
      Certificates of deposit        756,727    63.06     5.43      722,739      65.79        5.84       671,281     68.67   5.03
      Official checks                 15,938     1.33      N/A       11,729       1.07         N/A        12,431      1.27   N/A
                                  ----------   ------     ----   ----------     ------        ----      --------    ------   ----
        Total deposits            $1,200,092   100.00%    3.81   $1,098,537     100.00%       4.42%     $977,595    100.00%  3.86%
                                  ==========   ======     ====   ==========     ======        ====      ========    ======   ====


    The following table sets forth the Company's certificates of deposit classified by rates as of the dates indicated.


                                              September 30,
                              --------------------------------------------
                                  2001            2000             1999
                                  ----            ----             ----
                                         (Dollars in thousands)
  0.00 - 3.00%.............     $ 10,875           $ 103            $ 128
  3.01 - 4.00%.............       90,812           5,081           11,275
  4.01 - 5.00%.............      181,100         124,393          335,421
  5.01 - 6.00%.............      183,727         300,063          298,720
  6.01 - 7.00%.............      282,215         279,215           25,361
  7.01 - 8.00%.............        7,980          13,866              376
  8.01 - 9.00%.............           18              18              ---
                                --------        --------         --------
Total Certificate Accounts.     $756,727        $722,739         $671,281
                                ========        ========         ========

    At September 30, 2001, the Company had certificates of deposit in amounts of $100,000 or more maturing as follows:



Maturity Period                                 Amount
---------------                                 ------
                          (In thousands)
3 Months or Less.............................  $26,051
Over 3 to 6 Months...........................   20,278
Over 6 to 12 Months..........................   30,854
Over 12 Months...............................   31,238
                                                ------
Total........................................ $108,421
                                              ========

    The following table contains information regarding deposit account activity for the periods shown.


                                                                 Years Ended September 30,
                                                 ---------------------------------------------------
                                                      2001                2000             1999
                                                      ----                ----             ----
                                                                  (Dollars in thousands)
Net increase (decrease) before interest credited  $ 57,748            $ 83,446            $ 25,933
Interest credited                                   43,807              37,496              33,536
                                                  --------            --------             -------
Deposit account increase                          $101,555            $120,942             $59,469
                                                  ========            ========             =======

Weighted average cost of deposits during the year    4.34%               4.07%               3.96%

Weighted average cost of deposits at end of year     3.81%               4.42%               3.86%



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

      As of September 30, 2001, the Company had $295.5 million of outstanding FHLB advances. Of this amount, $285.5 million have maturity dates of sixteen months or longer. The remaining $10 million of FHLB advances are short-term, with maturity dates of twelve months or less. Of the $285.5 million long-term FHLB advances, the FHLB could call $85 million on specified dates in 2003, $60 million on specified dates in 2005 and $75 million on specified dates in 2006.

      As of September 30, 2001, the Company had a total credit limit of $437.8 million and an availability limit of $142.3 million with the FHLB of Atlanta.

      In addition to FHLB advances, the Company had $151.4 million of unpledged mortgage-backed securities at September 30, 2001. These unpledged mortgage-backed securities could be used as collateral under reverse repurchase transactions with various security dealers. Such borrowing transactions could provide additional cash and liquidity to the Company in the event of sudden or unforeseen deposit withdrawals.

      The Company recognizes the maturity characteristics of its time deposit portfolio. Management believes that unused FHLB advances and other borrowing sources would provide sufficient funding for potential deposit withdrawals.

      The following table sets forth information regarding the Company's borrowing at and for the periods indicated:


                                                                            At or for the Year Ended September 30,
                                                                            --------------------------------------
                                                                                     2001          2000     1999
                                                                                     ----          ----     ----
                                                                                    (Dollars in thousands)
      FHLB Advances:
             Average Balance............................                          $266,340     $232,917     $197,767
             Maximum balance at any month-end...........                           295,544      247,000      225,000
             Balance at year end........................                           295,544      238,000      225,000
             Weighted average interest rate during the year                          5.56%        5.67%        5.62%
             Weighted average interest rate at year end.                             5.40%        5.64%        5.56%
       Other Borrowings:
             Average Balance............................                            $  69         $  16       $  ---
             Maximum balance at any month-end...........                               91            99          ---
             Balance at year end........................                               43            91          ---
             Weighted average interest rate during the year                         18.84%       35.15%          ---
             Weighted average interest rate at year end.                             8.00%        8.00%          ---
       Total Borrowings:
             Average Balance............................                          $266,409     $232,933     $197,767
             Maximum balance at any month-end...........                           295,587      247,099      225,000
             Balance at year end........................                           295,587      238,091      225,000
             Weighted average interest rate during the year                          5.57%        5.67%        5.62%
             Weighted average interest rate at year end.                             5.40%        5.64%        5.56%
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

     The Bank has four active subsidiary corporations. Appraisal Analysts, Inc. provides real estate appraisal services to the Bank as well as third parties. H.
F. Development Company, Inc. serves as a repository for some of the Company's commercial REO properties held for disposition. See "Business -- Delinquent, Nonperforming and Classified Assets". Harbor Insurance Agency, Inc. specializes in property and casualty insurance and provides a full range of insurance products to its customers. (See Note 17 to Consolidated Financial Statements on page 52 in the Annual Report). Harbor Florida Financial Services, Inc. offers non-deposit investment products for sale through the Bank's branch offices.

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

      The Company competes for loans primarily through the interest rates and loan fees it charges, the types of loans it offers, and the efficiency and quality of services it provides borrowers, real estate brokers and builders. Factors that affect competition include general and local economic conditions, current interest rate levels and volatility of the mortgage markets. Based on total assets, as of September 30, 2001, the Company was the largest savings institution headquartered in the six county area served by the Company.

Employees

      At September 30, 2001, the Company had a total of 454 full-time and 51 part-time employees, none of whom were represented by a collective bargaining unit. The Company considers its relations with its employees to be good.

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

Item 2.  Properties

      The Company conducts its business from its headquarters in Fort Pierce and through 29 full-service banking offices, one loan production office, one in-store branch location and two insurance agency locations. These offices are located in Brevard, Indian River, Martin, Okeechobee, St. Lucie, and Volusia counties, Florida. The net book value at September 30, 2001 of the Company's offices was $18.3 million. The following table sets forth information regarding the Company's offices.


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
2400 S.E. MIDPORT RD., SUITE 100
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
1320 S.W. ST. LUCIE WEST BLVD.
PORT ST. LUCIE, FL 34986

HARBOR INSURANCE AGENCY, INC.
2222 COLONIAL ROAD                                   2000                 LEASED                    01/14/06
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
993 FELLSMERE ROAD
SEBASTIAN, FL 32958

HARBOR INSURANCE AGENCY, INC.                        2001                 LEASED                    03/31/04
RYANWOOD SQUARE SHOPPING CTR.
2168 58TH AVENUE
VERO BEACH, FL  32966






MARTIN COUNTY

PALM CITY                                            1978                 LEASED                    07/26/05
1251 S.W. 27TH STREET
PALM CITY, FL  34990

EAST OCEAN                                           1981                 OWNED
1500 E. OCEAN BLVD.
STUART, FL 34996

STUART MAIN                                          1996                 LEASED                    08/14/03
789 S. FEDERAL HWY.
STUART, FL 34994

JENSEN BEACH                                         1999                 LEASED                    04/30/02
3639 NW FEDERAL HWY.
JENSEN BEACH, FL  34957

BREVARD COUNTY

PALM BAY                                             1981                 OWNED
5295 BABCOCK ST., N.E.
PALM BAY, FL 32905

INDIALANTIC                                          1981                 OWNED
305 5th AVENUE
INDIALANTIC, FL 32903

WEST MELBOURNE                                       1982                 OWNED
2950 W. NEW HAVEN AVENUE
MELBOURNE, FL 32904

VIERA                                                1995                 OWNED
100 CAPRON TRAIL
MELBOURNE, FL  32940

WAL-MART                                             1998                 LEASED                    08/31/03
1000 N  WICKHAM ROAD
MELBOURNE, FL 32935

PALM BAY WEST                                        2001                 OWNED
122 MALABAR ROAD, S.W.
PALM BAY, FL 32907

ROCKLEDGE                                            2001                 OWNED
630 BARNES BOULEVARD
ROCKLEDGE, FL  32955

LOAN PRODUCTION OFFICE                               1998                 LEASED                    07/31/02
1355 N COURTENAY PARKWAY
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

      The Company uses a data processing service located in Milwaukee, Wisconsin for record keeping activities. The data processor specializes in servicing financial institutions. The Company's current contract expires in 2006. All data processing equipment that is used internally by the Company is owned by the Company. The net book value of such data processing equipment and related software as of September 30, 2001 was $3,504,000.


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

Item 4.  Submission of Matters to a Vote of Security-Holders.

      None.


                                                       PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

      The Company's common stock trades on the NASDAQ National Market under the symbol HARB. The approximate number of shareholders of record and beneficial shareholders of the common stock at December 7, 2001 was 7,600, some of which are street name holders.

      The Company paid $0.3875 in cash dividends per share for the twelve months ended in fiscal 2001. Payments were $0.0875 in the first quarter and $0.1000 in the second, third and fourth quarters. The Company currently expects that comparable cash dividends will continue to be paid in the future.

      On December 7, 2001 the closing sales price of the Company's common stock was $16.23 per share. The following table sets forth the market price range of the high and low closing sales price per share of common stock as reported by the NASDAQ stock market for the four quarters of fiscal years 2001 and 2000.


                                                    Low                High
                                                    ---                ----
FISCAL 2001

   First Quarter................                   $11.63             $14.94
   Second Quarter ..............                    14.00              16.38
   Third Quarter................                    15.47              19.15
   Fourth Quarter...............                    16.56              19.98

FISCAL 2000

   First Quarter................                   $11.81             $13.75
   Second Quarter ..............                    10.06              12.56
   Third Quarter................                     9.94              11.31
   Fourth Quarter...............                    10.50              12.19


Item 6. Selected Financial Data.

      The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report on pages 13-14 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 24 in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      The information contained in the sections captioned "Disclosure on Quantitative and Qualitative Market Risk and Asset and Liability Management", "Interest Rate Sensitivity", "Interest Rate Risk" and "Equity Pricing Risk" is contained on pages 15 through 17 in the Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Company's consolidated financial statements listed in Item 14 herein, together with the report thereon by KPMG LLP, are found in the Annual Report on pages 25 through 56 and incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.



                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information contained under the sections captioned "Beneficial Ownership of Common Stock," on pages 2 through 4 and "Section 16(A) Beneficial Ownership Reporting Compliances" on page 14 of the Proxy Statement of Harbor Florida Bancshares, Inc. (the "Proxy Statement) filed with the SEC on December 14, 2001 is incorporated herein by reference.



Item 11.  Executive Compensation.

      The information contained under the sections captioned "Executive Compensation" on pages 9 through 13 of the Proxy Statement filed with the SEC on December 14, 2001 is incorporated herein by reference.



Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   (a)  Security Ownership of Certain Beneficial Owners

      The information required by this item under the sections captioned "Voting Securities" on pages 1 through 2 and "Beneficial Ownership of Common Stock" on pages 2 through 4 of the Proxy Statement filed with the SEC on December 14, 2001 is incorporated herein by reference.


   (b)  Security Ownership of Management

      The information required by this item under the section captioned "Beneficial Ownership of Common Stock" on pages 2 through 4 of the Proxy Statement filed with the SEC on December 14, 2001 is incorporated herein by reference.


   (c)  Changes in Control

      Management of the Company knows of no arrangements, including any pledge by any persons of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Registrant.


Item 13.  Certain Relations and Related Transactions

      The information required by this item under the sections captioned "Voting Securities" on pages 1 through 2, "Beneficial Ownership of Common Stock" on pages 2 through 4 and "Certain Transactions" on page 13 of the Proxy Statement filed with the SEC on December 14, 2001 is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a)Documents filed as a part of this Report:

   (1) The Consolidated Financial Statements of the Registrant as listed below (See Exhibit 13):

                                                                                      Pages in Annual
                                                                                          Report
                                                                                          ------
   Independent Auditors' Report                                                            25
   Consolidated Statements of Financial Condition                                          26
   Consolidated Statements of Earnings                                                     27
   Consolidated Statements of Stockholders' Equity and Comprehensive
     Income                                                                                28
   Consolidated Statements of Cash Flows                                                   30
   Notes to Consolidated Financial Statements                                              32

   (2) The Consolidated Financial Statement Schedules of the Registrant as required to be filed in this Report are either not applicable or are included elsewhere in this Report.

    (3) Exhibit Index

      The exhibits listed below are included with this Report or are incorporated herein by reference to an identified document previously filed with the Securities and Exchange Commission as set forth parenthetically.

3(i)      *  Certificate  of  Incorporation   of  Registrant   (Exhibit  3.3  to
          Pre-effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-37275 filed November 10, 1997).

3(ii)* Bylaws of Registrant. (Exhibit 3.4 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-37275, filed November 10, 1997).

10(i)* Employment contract with Michael J. Brown, Sr. (Exhibit 10(a) to the Registration Statement on Form S-4 filed December 20, 1996)

10(ii) * 1994 Incentive Stock Option Plan (Exhibit 10(b) to the Registration Statement on Form S-4 filed December 20, 1996)

10(iii) * 1994 Stock Option Plan for Outside Directors (Exhibit 10(c) to the Registration Statement on Form S-4 filed December 20, 1996)

10(iv) * Harbor Federal Savings Bank Non-Employee Directors' Retirement Plan (Exhibit 10(vi) to Form 10-Q for the quarter ended June 30, 1997 filed
     August 11, 1997)

10(v)* Unfunded Deferred Compensation Plan for Directors (Exhibit 10(vii) to Form 10-K for the year ended September 30, 1998 filed December 24,
          1998)

10(vi) *1998 Stock Incentive Plan for Directors, Officers and Employees (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 26, 1998)

10(vii) * Change of Control Agreements (Exhibit 10(vii) to Form 10-K for the year ended September 30, 2000 filed December 29, 2000)

13        * Excerpts from the 2001 Annual Report to Shareholders filed herewith.
          Such Annual Report except for those portions specifically incorporated by reference is furnished to the SEC for information purposes only and should not be deemed to be filed.

21        Subsidiaries of the Registrant

99 * Proxy Statement for the 2001 Annual Meeting of Shareholders filed with the SEC on December 14, 2001

(b)   Reports on Form 8-K

      None.


      * Incorporated by reference

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 HARBOR FLORIDA BANCSHARES, INC.

                                                            (Registrant)



Dated: December 27, 2001           By:              /s/
                                   -------------------------------------------
                                   Michael J. Brown, Sr.
                                   President and Chief Executive
                                   Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


             /s/                                  December 27, 2001
---------------------------------------------
Michael J. Brown, Sr.
President, Chief Executive
Officer and Director


             /s/                                  December 27, 2001
---------------------------------------------
Don W. Bebber
Senior Vice President, Finance
(Principal Financial and Accounting Officer)

              /s/                                 December 27, 2001
---------------------------------------------
Bruce R. Abernethy, Sr., Director


               /s/                                December 27, 2001
----------------------------------------------
Richard N. Bird, Director


              /s/                                 December 27, 2001
---------------------------------------------
Edward G. Enns, Director


              /s/                                 December 27, 2001
---------------------------------------------
Frank H. Fee, III, Director


              /s/                                 December 27, 2001
---------------------------------------------
Richard B. Hellstrom, Director


              /s/                                 December 27, 2001
---------------------------------------------
Richard V. Neill, Sr., Director

                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT


   The Registrant has one wholly-owned subsidiary corporation, the Bank, and the Bank has eight wholly-owned subsidiary corporations. Each is a Florida corporation.

1. Appraisal Analysts, Inc.

2. H. F. Development Company, Inc.

3. Indigo Tree, Inc. (inactive)

4. The Palm Bay Inn Corporation (inactive)

5. Highland Communities, Inc. (inactive)

6. CFD, Inc. (inactive)

7. Harbor Insurance Agency, Inc.

8. Harbor Florida Financial Services, Inc.