Form 10-Q
period 2001-12-31
HARBOR FLORIDA BANCSHARES INC
filed 2002-02-11
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: December 31, 2001
                                -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from _________ to __________


                        Commission file number 000-22817
                                  -------------

                         HARBOR FLORIDA BANCSHARES, INC
                         ------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                             65-0813766
---------                                   -------------------------------
(State or other jurisdiction                       (IRS employer
of incorporation or organization)                identification no.)

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                (Address of principal executive offices/ZIP code)

Registrant's telephone number, including area code          (561) 461-2414
                                                  ----------------------------


         Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         As of January 21, 2001, there were 24,209,713 shares of the Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                Table of Contents

Part I.  Financial Information                                             Page

Item 1.   Financial Statements

          Condensed  Consolidated  Statements  of Financial
          Condition as of December 31, 2001 and  September 30, 2001
          (unaudited)........................................................ 2

          Condensed  Consolidated  Statements  of Earnings
          for the three  months  ended  December 31, 2001 and
          2000 (unaudited)....................................................3

          Condensed  Consolidated  Statements  of Cash Flows
          for the three  months  ended  December  31, 2001 and 2000
          (unaudited).........................................................4

          Notes to Condensed Consolidated Financial
          Statements (unaudited)..............................................6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................12

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk and Asset and Liability Management.....................16


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

Item 6.   Exhibits and Reports on Form 8-K...................................16

          Signature Page.....................................................18

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
      Condensed Consolidated Statements of Financial Condition (unaudited)
                                 (In thousands)

                                                                December 31,        September 30,
                                                                    2001                 2001
                                                                    ----                 ----
Assets
   Cash and amounts due from depository institutions              $ 44,258             $ 41,134
   Interest-bearing deposits in other banks                        110,085               51,658
   Investment securities held to maturity                              200                  200
   Investment securities available for sale                         66,703               46,414
   Mortgage-backed securities held to maturity                     141,174              153,714
   Loans held for sale                                               2,853                5,373
   Loans, net                                                    1,436,922            1,401,873
   Accrued interest receivable                                       8,761                9,210
   Real estate owned                                                   879                  917
   Premises and equipment                                           23,998               24,101
   Federal Home Loan Bank stock                                     17,277               15,027
   Goodwill, net                                                     3,378                3,378
   Other assets                                                      1,994                2,109
                                                               -----------           ----------
     Total assets                                              $ 1,858,482           $1,755,108
                                                               ===========           ==========

Liabilities and Stockholders' Equity
Liabilities:
   Deposits                                                    $ 1,269,895          $ 1,200,092
    Short-term borrowings                                           10,030               10,043
   Long-term debt                                                  335,540              285,544
   Advance payments by borrowers for taxes and insurance             6,551               22,915
   Income taxes payable                                              4,216                4,138
   Other liabilities                                                 7,304                7,541
                                                               -----------           ----------
     Total liabilities                                           1,633,536            1,530,273
                                                               -----------           ----------

Stockholders' Equity:
   Preferred stock                                                     ---                  ---
   Common stock                                                      3,122                3,121
   Paid-in capital                                                 193,064              192,537
   Retained earnings                                               129,740              125,084
   Accumulated other comprehensive income, net                       1,502                1,602
   Common stock purchased by:
     Employee stock ownership plan (ESOP)                          (11,174)             (11,349)
     Recognition and retention plans (RRP)                          (4,495)              (4,547)
   Treasury stock                                                  (86,813)             (81,613)
                                                               -----------           ----------
     Total stockholders' equity                                    224,946              224,835
                                                               -----------           ----------
     Total Liabilities and Stockholders' Equity                $ 1,858,482           $1,755,108
                                                               ===========           ==========

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings (unaudited)
                      (In thousands except per share data)

                                                             Three months ended
                                                                December 31
                                                             2001           2000
                                                             ----           ----
Interest income:
  Loans                                                    $ 28,400      $ 26,561
  Investment securities                                         881         1,424
  Mortgage-backed securities                                  2,290         2,601
  Other                                                         463            16
                                                             ------        ------
     Total interest income                                   32,034        30,602
                                                             ------        ------
Interest expense:
  Deposits                                                   10,892        12,604
  Other                                                       4,097         3,479
                                                             ------        ------
     Total interest expense                                  14,989        16,083
                                                             ------        ------

     Net interest income                                     17,045        14,519
Provision for loan losses                                       306           201
                                                             ------        ------
     Net interest income after provision for loan
        losses                                               16,739        14,318
                                                             ------        ------

Other income:
  Other fees and service charges                              2,360         1,984
  Insurance commissions and fees                                509           309
  Income from real estate operations                             34            50
  Gain on sale of mortgage loans                                459            66
  Gain on sale of securities                                    ---           553
  Gain (loss) on sale of premises and equipment                  (5)          691
  Other                                                           2             6
                                                             ------        ------
     Total other income                                       3,359         3,659
                                                             ------        ------

Other expenses:
  Compensation and employee benefits                          5,087         4,420
  Occupancy                                                   1,261         1,089
  Data processing services                                      587           451
  Advertising and promotion                                     235           259
  Other                                                       1,562         1,392
                                                             ------        ------
     Total other expense                                      8,732         7,611
                                                             ------        ------

     Income before income taxes                              11,366        10,366
Income tax expense                                            4,429         4,042
                                                             ------        ------
     Net income                                              $6,937        $6,324
                                                             ======        ======

     Net income per share
        Basic                                                $ 0.30        $ 0.27
                                                             ======        ======
        Diluted                                              $ 0.30        $ 0.27
                                                             ======        ======

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                    Three months ended
                                                                                       December 31
                                                                                   2001               2000
                                                                                   ----               ----
 Cash provided by operating activities:
     Net income                                                                $    6,937         $    6,324
     Adjustments to reconcile net income to net cash provided by operating activities:
         Gain on sale of investment securities available for sale                     ---               (553)
         (Gain) loss on sale of premises and equipment                                  5               (691)
         Gain on sale of real estate owned                                            (20)               (62)
         Provision for loan losses                                                    306                201
         Depreciation and amortization                                                442                579
         Accretion of discount on purchased loans                                     ---                 (2)
         Deferred income tax benefit                                                   (5)                (7)
         Originations of loans held for sale                                      (27,836)            (2,945)
         Proceeds from sale of loans held for sale                                 30,356              4,135
         Increase in deferred loan fees and costs                                   1,276                462
         (Increase) decrease in accrued interest receivable                           449               (559)
         (Increase) decrease in other assets                                          115               (742)
         Increase in income taxes payable                                             184              3,429
         Decrease in other liabilities                                               (168)              (493)
                                                                           ---------------    ---------------
           Net cash provided by operating activities                               12,041              9,076
                                                                           --------------     --------------

 Cash used by investing activities:
     Net increase in loans                                                        (36,050)           (45,936)
     Proceeds from principal repayments of mortgage-backed securities              12,504              6,770
     Proceeds from maturities and calls of investment securities
         available for sale                                                           ---             10,000
     Proceeds from sale of investment securities available for sale                   ---              4,468
     Purchase of investment securities available for sale                         (20,442)               ---
     Proceeds from sale of real estate owned                                          149                209
     Purchase of premises and equipment                                              (500)            (1,243)
     Proceeds from sale of premises and equipment                                      30                899
     FHLB stock purchase                                                           (2,250)              (100)
                                                                           ---------------    ---------------
         Net cash used by investing activities                                    (46,559)           (24,933)
                                                                           ---------------    ---------------


                                                                                    Three months ended
                                                                                       December 31
                                                                                   2001               2000
                                                                                   ----               ----
 Cash provided by financing activities:
     Net increase in deposits                                                      69,803             40,535
     Net proceeds from long-term borrowings                                        50,000              5,000
     Repayments of borrowings                                                         (17)               (12)
     Decrease in advance payments by borrowers for taxes and insurance            (16,364)           (14,845)
     Dividends paid                                                                (2,281)            (2,034)
     Common stock options exercised                                                   128                 89
     Purchase of treasury stock                                                    (5,200)            (4,062)
                                                                           ---------------    ---------------
         Net cash provided by financing activities                                 96,069             24,671
                                                                           --------------     --------------

         Net increase in cash and cash equivalents                                 61,551              8,814
 Cash and cash equivalents - beginning of period                                   92,792             29,814
                                                                           --------------     --------------
 Cash and cash equivalents - end of period                                       $154,343            $38,628
                                                                           ==============     ==============

 Supplemental disclosures:
     Cash paid for:
          Interest                                                                $14,987            $16,374
         Taxes                                                                      4,250                620
     Noncash investing and financing activities:
         Additions to real estate acquired in settlement of loans
           through foreclosure                                                        186                318
         Sale of real estate owned financed by the Company                             95                201
         Change in unrealized gain (loss) on securities available for
           sale                                                                      (164)               307
         Change in deferred taxes related to securities available for
           sale                                                                        64               (118)
         Distribution of recognition and retention plan                                52                ---
         Tax benefit of stock plans credited to capital                               106                 98


    See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1).     BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements for Harbor Florida Bancshares, Inc. (the "Company") and its subsidiary Harbor Federal Savings Bank (the "Bank") reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition and the consolidated results of operations and cash flows for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

The Company's only significant business is holding the common stock of the Bank. Consequently, its net income is derived from the Bank.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", ("Statement 141") and SFAS No. 142, "Goodwill and Other Intangible Assets," ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Other intangible assets would continue to be amortized over their estimated useful lives. In the transition, any impairment losses will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

The Company was required to adopt the provisions of Statement 141 immediately and the Company adopted Statement 142 effective October 1, 2001. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $3,378,000 that is subject to the transition provisions of Statements 141 and
142. Pursuant to Statement 142, the Company no longer amortizes goodwill. Amortization expense related to goodwill was approximately $300,000 and $223,000 for the years ended September 30, 2001 and 2000, respectively. Upon adoption, the Company does not expect to have a transitional impairment loss.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143"), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 is effective for fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("Statement 144") which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. While Statement 144 retains many of the fundamental provisions of Statement 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by Statement 121. Statement 144 is effective for fiscal years beginning after December 15, 2001. This Statement is not expected to have a material impact on the Company's financial statements.

2).     NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three months ended December 31, 2001 and 2000. Adjustments have been made, where material, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.

                                                                     Three months ended
                                                                       December 31,
                                                                  2001                2000
                                                                  ----                ----

Net income                                                       $6,936,865          $6,323,897
                                                                  =========           =========

Weighted average common shares outstanding:
    Shares outstanding                                           23,936,121          24,482,819
    Less weighted average uncommitted ESOP shares                (1,128,870)         (1,198,710)
                                                                 ----------          ----------
        Total                                                    22,807,251          23,284,109
                                                                 ==========          ==========

Basic earnings per share                                             $ 0.30              $ 0.27
                                                                      =====               =====



Weighted average common shares outstanding                       22,807,251          23,284,109
 Additional dilutive shares related to stock benefit plans          587,177             350,115
                                                                    -------             -------
 Total weighted average common shares and
    equivalents outstanding for
    diluted earnings per share computation                       23,394,428          23,634,224
                                                                 ==========          ==========

Diluted earnings per share                                           $ 0.30              $ 0.27
                                                                      =====               =====

Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

3).     INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of December 31, 2001 are as follows:

                                                                Gross           Gross           Estimated
                                                  Amortized   unrealized     unrealized           market
                                                     cost        gains          losses            value
                                                     ----        -----          ------            -----
                                                                  (In thousands)
Available for sale:
    FHLMC notes                                    $ 30,391           $ 362           $---       $ 30,753
    FHLB notes                                       29,869             991            ---         30,860
                                                   --------          ------          -----       --------
                                                     60,260           1,353            ---         61,613
    Equity securities                                 3,998           1,092            ---          5,090
                                                   --------          ------          -----       --------
                                                     64,258           2,445            ---         66,703
                                                   --------          ------          -----       --------
Held to maturity:
    Municipal securities                                200              15            ---            215
                                                   --------          ------          -----       --------
                                                        200              15            ---            215
                                                   --------          ------          -----       --------
    FHLMC mortgage-backed securities                 57,528             600             85         58,043
    FNMA mortgage-backed securities                  83,646           1,244             89         84,801
                                                   --------          ------          -----       --------
                                                    141,174           1,844            174        142,844
                                                   --------          ------          -----       --------
                                                   $205,632          $4,304          $ 174       $209,762
                                                   ========          ======          =====       ========

The amortized cost and estimated market value of investment and mortgage-backed securities as of September 30, 2001 are as follows:

                                                                 Gross           Gross           Estimated
                                                  Amortized    unrealized     unrealized           market
                                                     cost         gains          losses            value
                                                     ----         -----          ------            -----
                                                                  (In thousands)
Available for sale:
   FHLB notes                                      $ 29,839     $ 1,152            $---         $ 30,991
   FHLMC notes                                       10,089         369             ---           10,458
                                                   --------      ------         -------         --------
                                                     39,928       1,521             ---           41,449
   Equity securities                                  3,877       1,088             ---            4,965
                                                   --------      ------         -------         --------
                                                     43,805       2,609             ---           46,414
                                                   --------      ------         -------         --------
Held to maturity:
   Municipal securities                                 200          20             ---              220
                                                   --------      ------         -------         --------
                                                        200          20             ---              220
                                                   --------      ------         -------         --------
   FHLMC mortgage-backed securities                  61,586       1,216             ---           62,802
   FNMA mortgage-backed securities                   92,128       1,970             ---           94,098
                                                   --------      ------         -------         --------
                                                    153,714       3,186             ---          156,900
                                                    --------      ------        -------         --------
                                                   $197,719      $5,815         $   ---         $203,534
                                                   ========      ======         =======         ========

The amortized cost and estimated market value of debt securities at December 31, 2001 and September 30, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             December 31, 2001                 September 30, 2001
                                                             -----------------                 ------------------
                                                         Amortized        Estimated        Amortized        Estimated
                                                            cost        market value          cost        market value
                                                            ----        ------------          ----        ------------
                                                                                    (In thousands)
Available for sale:
    Due in one year or less                               $10,000         $ 10,093         $ 10,000         $ 10,175
    Due in one to five years                               50,260           51,520           29,928           31,274
                                                         --------         --------         --------         --------
                                                           60,260           61,613           39,928           41,449
                                                         --------         --------         --------         --------
Held to maturity:
    Due after ten years                                       200              215              200              220
                                                         --------         --------         --------         --------
                                                              200              215              200              220
                                                         --------         --------         --------         --------

    FHLMC mortgage-backed securities                       57,528           58,043           61,586           62,802
    FNMA mortgage-backed securities                        83,646           84,801           92,128           94,098
                                                         --------         --------         --------         --------
                                                          141,174          142,844          153,714          156,900
                                                         --------         --------         --------         --------
                                                         $201,634         $204,672         $193,842         $198,569
                                                         ========         ========         ========         ========

As of December 31, 2001, the Company had pledged securities with a market value of $12,225,000 and a carrying value of $12,069,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $566,000 and a carrying value of $541,000 to collateralize treasury, tax and loan accounts as of December 31, 2001.

4).     Loans

Loans are summarized below:

                                                  December 31          September 30,
                                                      2001                2001
                                                      ----                ----
Mortgage loans:                                             (In thousands)
    Construction 1-4 family                        $ 130,320             $ 119,648
    Permanent 1-4 family                           1,035,863             1,016,248
    Multi-family                                      16,498                21,314
    Nonresidential                                   137,832               129,875
    Land                                              57,182                51,196
                                                  ----------            ----------
        Total mortgage loans                       1,377,695             1,338,281
                                                  ----------            ----------

Other loans:
    Commercial                                        30,675                31,945
    Home improvement                                  24,563                24,973
    Manufactured housing                              14,604                14,607
    Other consumer                                   100,966                95,074
                                                  ----------            ----------
        Total other loans                            170,808               166,599
                                                  ----------            ----------
        Total loans                                1,548,503             1,504,880
                                                  ----------            ----------

Less:
    Loans in process                                  92,478                84,777
    Net deferred loan fees and discounts               5,460                 4,813
    Allowance for loan losses                         13,643                13,417
                                                  ----------            ----------
                                                     111,581               103,007
                                                  ----------            ----------
        Total loans, net                          $1,436,922            $1,401,873
                                                   =========             =========

An analysis of the allowance for loan losses follows:

                                           Three months ended
                                              December 31,
                                           2001          2000
                                           ----          ----
                                             (In thousands)
                                         $ 13,417       $ 12,729
Beginning balance
Provision for loan losses                     306            201
Charge-offs                                  (108)           (18)
Recoveries                                     28             30
                                         --------       --------
Ending balance                           $ 13,643       $ 12,942
                                         ========       ========


At December 31, 2001 and September 30, 2001, loans with unpaid principal balances of approximately $2,767,000 and $2,585,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of December 31, 2001 and September 30, 2001, approximately $2,415,000 and $2,011,000, respectively, of these loans were in the process of foreclosure.

As of December 31, 2001 and September 30, 2001 mortgage loans which had been sold on a recourse basis had outstanding principal balances of approximately $578,000 and $644,000 respectively.

5).      Comprehensive Income

The following table sets forth the components of the Company's comprehensive income:

                                                                Three months ended December 31,
                                                                      2001            2000
                                                                      ----            ----
                                                                        (In thousands)
Net income                                                              $6,937        $ 6,324
Other comprehensive income, net of tax:

Unrealized gain (loss) on securities available for sale
    (net of deferred tax of $64 and ($118) as of
    December 31, 2001 and 2000, respectively)                             (100)           189
                                                                       -------        -------
Comprehensive income                                                   $ 6,837        $ 6,513
                                                                       =======        =======

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

Results of Operations

Comparisons of quarterly results in this section are between the three months ended December 31, 2001 and December 31, 2000.

General. Diluted earnings per share for the first fiscal quarter ended December 31, 2001, increased 11.1% to 30 cents per share on net income of $6.9 million, compared to 27 cents per share on net income of $6.3 million for the same period last year. This increase was due primarily to the growth in the loan portfolio and the increase in the net interest margin due primarily to a decrease in the cost of deposits. The quarter ended December 31, 2000, included nonrecurring income of $765,000 or 3 cents per share, after tax, from gains on the sale of an office building and equity securities.

Net Interest Income. Net interest income increased 17.4% to $17.0 million for the quarter ended December 31, 2001, from $14.5 million for the comparable period in 2000. This increase was due primarily to the growth in the loan portfolio and the increase in the net interest margin. Average interest-earning assets increased by $181.3 million to $1.724 billion for the quarter ended December 31, 2001, from $1.543 billion in the comparable period in 2000. The average balance of the loan portfolio increased by $146.9 million. The net interest margin increased to 3.97% for the quarter ended December 31, 2001, from 3.79% for the comparable period in 2000 due primarily to the cost of interest-bearing liabilities decreasing more than the yield on interest-earning assets in the declining interest rate environment. The average deposit mix changed to 37.7% and 62.3% of core deposits and certificates, respectively, for the quarter ended December 31, 2001 from 33.9% and 66.1%, respectively, for the comparable period in 2000.

Provision for Loan Losses. The provision for loan losses was $306,000 for the quarter ended December 31, 2001, compared to $201,000 for the comparable period in 2000. The provision for the quarter ended December 31, 2001 was due primarily to an increase in classified loans. The provision for the quarter ended December 31, 2000 was due primarily to overall loan portfolio growth. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Other Income. Other income decreased to $3.4 million for the quarter ended December 31, 2001, from $3.7 million for the comparable period in 2000. This decrease was due primarily to non-recurring gains of $693,000 on the sale of an office building and $553,000 on the sale of equity securities included in the quarter ended December 31, 2000. These gains were partially offset in the quarter ended December 31, 2001, by an increase of $376,000 in other fees and service charges, an increase of $200,000 in insurance commissions and fees and an increase of $393,000 in gain on sale of mortgage loans. Other fees and service charges, primarily from fees and service charges on deposit products, were $2.4 million and $2.0 million for the quarters ended December 31, 2001 and 2000, respectively. This increase was due primarily to the growth in transaction accounts. Insurance commissions and fees were $509,000 and $309,000 for the quarters ended December 31, 2001 and 2000, respectively. This increase was due primarily to the acquisition of an insurance agency in the quarter ended March 31, 2001 and to increased fees from the sale of fixed rate annuities. Gains on sale of mortgage loans were $459,000 and $66,000 for the quarters ended December 31, 2001 and 2000, respectively. This increase is due to an increase in the sale of residential one-to-four fixed rate mortgage loans to reduce interest rate risk by limiting the growth of long term fixed rate loans in the portfolio.

Other Expenses. Other expenses increased to $8.7 million for the quarter ended December 31, 2001, from $7.6 million for the comparable period in 2000. This increase was due primarily to increases of $667,000 in compensation and benefits, $172,000 in occupancy expense, $136,000 in data processing services and $170,000 in other expenses. The increase in compensation and benefits is due primarily to annual salary increases and to additional staff required to support the growth in loans and deposits. The increase in occupancy expense is due primarily to an increase in data processing equipment expense. The increases in data processing services and other expenses are due primarily to increases resulting from the growth in loans and deposits.

Income Taxes. Income tax expense increased to $4.4 million for the quarter ended December 31, 2001, from $4.0 million for the same period last year due primarily to an increase in pretax accounting income. The effective tax rate for the quarters ended December 31, 2001 and 2000 remained constant at 39.0%.

Financial Condition

Total assets increased to $1.858 billion at December 31, 2001, from $1.755 billion at the fiscal year ended September 30, 2001. The increase is due primarily to the increase in interest bearing deposits in other banks and the growth in net loans.

Interest-bearing deposits in other banks increased to $110.1 million at December 31, 2001, from $51.2 million at September 30, 2001. The increase is due primarily to an increase in funds on deposit at the FHLB resulting from the excess cash provided by the net increase in deposits and FHLB advances.

Investment securities available for sale increased to $66.7 million at December 31, 2001, from $46.4 million at September 30, 2001. The increase is due primarily to the purchase of $20.3 million FHLMC Notes.

Mortgage-backed securities decreased to $141.2 million at December 31, 2001, from $153.7 million at September 30, 2001. The decrease is due primarily to $12.5 million of repayments.

Net loans increased to $1.437 billion at December 31, 2001, from $1.402 billion at September 30, 2001. The increase is due primarily to loan disbursements of $156.4 million partially offset by repayments of $120.3 million. The increase in net loans for the three months ending December 31, 2001 is due primarily to a net increase of $16.9 million in residential 1-4 family mortgage loans, $9.1 million in nonresidential mortgage loans, and $5.5 million in consumer loans.

Deposits increased to $1.270 billion at December 31, 2001, from $1.200 billion at September 30, 2001. The increase is due primarily to a net increase in deposits before interest credited of $60.6 million and interest credited of $9.2 million. The increase in deposits for the three months ending December 31, 2001 is due primarily to an increase of $48.9 million in core deposits and $20.9 million in certificate accounts.

FHLB advances increased to $345.5 million at December 31, 2001, from $295.5 million at September 30, 2000. The increase is due to $50 million of new long-term fixed rate advances taken in order to fund commitments to purchase $50 million of fifteen year fixed rate mortgage-backed securities in January 2002. Stockholders' equity increased to $224.9 million at December 31, 2001, from $224.8 million at September 30, 2001. The increase is due primarily to $6.9 million of earnings for the quarter partially offset by $2.3 million of dividends paid and the repurchase of $5.2 million of Company common stock to be held as treasury stock. During the quarter, the Company repurchased 313,980 shares at an average price of $16.56 per share to be held as treasury stock in accordance with the Company's stock repurchase program.

At December 31, 2001 the Bank exceeded all regulatory capital requirements as follows:

                              Required                         Actual
                              --------                         ------          Excess of Actual
                                     % of                            % of      Over Regulatory
                      Amount        Assets            Amount        Assets      Requirements
                      ------        ------            ------        ------      ------------
                                        (Dollars in thousands)

Tangible Capital       $27,759         1.50%          $198,036        10.70%     $170,277
Core Capital           $55,518         3.00%          $198,036        10.70%     $142,518
Risk-Based Capital     $84,974         8.00%          $210,155        19.79%     $125,181

Cash Flow

Net cash provided by the Company's operating activities (i.e. cash items affecting net income) was $12.0 million and $9.1 million for the three months ended December 31, 2001 and 2000, respectively.

Net cash used by the Company's investing activities (i.e. cash used primarily from its investment securities, mortgage-backed securities and loan portfolios) was $46.6 million and $24.9 million for the three months ended December 31, 2001 and 2000, respectively. The increase in cash used in 2001 was principally due to an increase of $20.4 million in purchase of investment securities available for sale and a $14.5 million decrease in proceeds from sale, maturities and calls of investment securities available for sale, partially offset by a $9.9 million decrease in the net increase in loans and a $5.7 million increase in the proceeds from repayments of mortgage-backed securities.

Net cash provided by the Company's financing activities (i.e. cash receipts primarily from net increases (decreases) in deposits and net FHLB advances) was $96.1 million and $24.7 million for the three months ended December 31, 2001 and 2000, respectively. The increase in cash flows in 2001 was primarily due to an increase of $45.0 million in FHLB advances and an increase of $29.3 million in deposits.

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

The following table sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated:

                                                          December 31,        September 30
                                                              2001                2001
                                                              ----                ----

                                                              (Dollars in thousands)
Nonaccrual mortgage loans:
    Delinquent less than 90 days                               $ ---                $ 87
    Delinquent 90 days or more                                 2,520               2,139
                                                             -------             -------
      Total                                                    2,520               2,226
                                                             -------             -------
Nonaccrual other loans:
    Delinquent less than 90 days                                 ---                 176
    Delinquent 90 days or more                                   247                 183
                                                             -------             -------
      Total                                                      247                 359
                                                             -------             -------
Total nonperforming loans                                      2,767               2,585
Real estate owned, net of related allowance                      879                 917
                                                             -------             -------
Total nonperforming assets                                   $ 3,646             $ 3,502
                                                             =======             =======

Nonperforming loans to total net loans                          .19%                .18%
Total nonperforming assets to total assets                      .20%                .20%
Allowance for loan losses to total loans                        .95%                .96%
Allowance for loan losses to nonperforming loans             493.07%             519.01%
Allowance for loan losses to classified loans                199.11%             251.85%

Item 3. Quantitative and Qualitative Disclosures about Market Risk and Asset and Liability Management.

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see the Company's Annual Report on Form 10-K for the year ended September 30, 2001. There has been no material change in the Company's asset and liability position or the market value of the Company's portfolio equity since September 30, 2001.


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





                                             HARBOR FLORIDA BANCSHARES, INC.




Date:    February 8, 2002                       /s/
                                   --------------------------------------------
                                          Michael J. Brown, Sr.
                                          President and Chief Executive Officer



Date:    February 8, 2002                      /s/
                                  --------------------------------------------
                                          Don W. Bebber
                                          Senior Vice President, Finance and
                                          Principal Financial Officer