Form 10-K/A
period 2001-09-30
HARBOR FLORIDA BANCSHARES INC
filed 2002-05-03
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   ----------

                                   FORM 10-K/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 2001
                          -------------------------------
                                                         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                        Commission file number 000-22817
                                  -------------

                         HARBOR FLORIDA BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                               DELAWARE 65-0813766
 --------------------------------------------------- -------------------------
                  (State or other jurisdiction (I.R.S. employer
              of incorporation or organization) identification no.)

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                    (Address of principal executive offices)
                                   (ZIP code)

Registrant's telephone number, including area code (561) 461-2414
                                                  ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock (par value $0.10)
                     -------------------------------------
                                (Title of class)


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

Part III of Form 10-K

         Proxy Statement for the 2001 Annual Meeting of Shareholders.

                         Harbor Florida Bancshares, Inc

                                   Form 10-K/A

                                    Amendment 1

The undersigned registrant hereby amends Exhibit 99, Annual Report to Shareholders, incorporated by reference in Item 8, of its original Form 10-K filed on December 27, 2001. The amendment is to correct the Independent Auditors' Report to include the city and state from which the report was issued.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




May 3, 2002                     By:         /s/
                                            --------------------------
                                            Michael J. Brown, Sr.
                                            President and Chief Executive
                                            Officer and Director

                          Independent Auditors' Report


KPMG LLP
777 South Flagler Drive
WEst Palm Beach, FL 33401




Board of Directors
Harbor Florida Bancshares, Inc.:

We have audited the accompanying consolidated statements of financial condition of Harbor Florida Bancshares, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements are the responsibility of Harbor Florida Bancshares, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harbor Florida Bancshares, Inc. and subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/
KPMG LLP
West Palm Beach, FL

October 14, 2001

Consolidated Statements of Financial Condition
 September 30, 2001 and 2000                                                                        2001                2000
                                                                                                    ----                ----
                                                                                                (In thousands except share data)
 Assets:
 Cash and amounts due from depository institutions                                                $ 41,134            $ 29,085
 Interest-bearing deposits in other banks                                                           51,658                 729
 Investment securities held to maturity (estimated market value of $220 and $200 at
    September 30, 2001 and 2000, respectively)                                                         200                 200
 Investment securities available for sale at estimated market value                                 46,414              85,767
 Mortgage-backed securities held to maturity (estimated market value of $156,900 and
    $161,853 at September 30, 2001 and 2000, respectively)                                         153,714             165,059
 Loans held for sale (estimated market value of $5,512 and $2,548 at September 30, 2001 and
    2000, respectively)                                                                              5,373               2,548
 Loans, net                                                                                      1,401,873           1,251,669
 Accrued interest receivable                                                                         9,210               8,387
 Real estate owned                                                                                     917                 871
 Premises and equipment, net                                                                        24,101              21,121
 Federal Home Loan Bank stock                                                                       15,027              12,500
 Goodwill, net                                                                                       3,378               3,430
 Other assets                                                                                        2,109               1,329
                                                                                                     -----               -----
               Total assets                                                                     $1,755,108          $1,582,695
                                                                                                ==========          ==========

 Liabilities and Stockholders' Equity:
 Liabilities:
    Deposits                                                                                   $ 1,200,092         $ 1,098,537
    Short-term borrowings                                                                           10,043              18,000
    Long-term debt                                                                                 285,544             220,091
    Advance payments by borrowers for taxes and insurance                                           22,915              20,688
    Income taxes payable                                                                             4,138                 435
    Other liabilities                                                                                7,541               5,560
                                                                                                     -----               -----
               Total liabilities                                                                 1,530,273           1,363,311
                                                                                                 ---------           ---------

 Stockholders' Equity:
    Preferred stock; $.10 par value; authorized 10,000,000 shares; none issued and
        outstanding                                                                                    ---                 ---
    Common stock; $.10 par value; authorized 70,000,000 shares; 31,210,415 shares issued and 24,423,896 outstanding at September 30, 2001 and 31,139,509 shares issued and
        25,268,518 outstanding at September 30, 2000                                                 3,121               3,114
    Paid-in capital                                                                                192,537             191,291
    Retained earnings                                                                              125,084             109,941
    Accumulated other comprehensive income, net                                                      1,602                 233
    Common stock purchased by:
        Employee stock ownership plan (ESOP)                                                       (11,349)            (12,047)
        Recognition and retention plan (RRP)                                                        (4,547)             (5,385)
    Treasury stock, at cost, 6,786,519 shares and 5,870,991 shares at September 30, 2001
        and 2000, respectively                                                                     (81,613)            (67,763)
            -----                                                                                  -------             -------
             Total stockholders' equity                                                            224,835             219,384
                                                                                                   -------             -------
             Total liabilities and stockholders' equity                                         $1,755,108          $1,582,695
                                                                                                ==========          ==========

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings

 Years ended September 2001, 2000, and 1999
                                                                     2001                     2000                      1999
                                                                     ----                     ----                      ----
                                                                              (In thousands except per share data)
 Interest income:
    Loans                                                            $109,701                  $94,092                   $82,107
    Investment securities                                               4,611                    5,849                     6,107
    Mortgage-backed securities                                          9,517                   11,537                    13,173
    Other                                                               2,221                      844                     2,497
                                                                      -------                  -------                   -------
             Total interest income                                    126,050                  112,322                   103,884
                                                                      -------                  -------                   -------
 Interest expense:
    Deposits                                                           50,404                   42,014                    37,719
    Other                                                              14,830                   13,201                    11,121
                                                                      -------                  -------                   -------
             Total interest expense                                    65,234                   55,215                    48,840
                                                                      -------                  -------                   -------
             Net interest income                                       60,816                   57,107                    55,044
 Provision for loan losses                                                798                      847                       816
                                                                      -------                  -------                   -------
            Net interest income after provision for
                loan losses                                            60,018                   56,260                    54,228
                                                                      -------                  -------                   -------
 Other income:
    Other fees and service charges                                      8,450                    6,812                     5,505
    Insurance commissions and fees                                      1,685                      418                       171
    Income from real estate operations                                    294                      249                       405
    Gain on sale of mortgage loans                                        321                       66                        57
    Gain on sale of securities                                            889                      103                       ---
    Gain on sale of premises and equipment                                671                      167                         2
    Other                                                                  20                       36                        36
                                                                      -------                  -------                   -------
             Total other income                                        12,330                    7,851                     6,176
                                                                      -------                  -------                   -------
 Other expenses:
    Compensation and employee benefits                                 18,652                   16,503                    15,413
    Occupancy                                                           4,858                    4,185                     3,422
    Data processing services                                            2,124                    1,764                     1,490
    Advertising and promotion                                           1,014                    1,049                     1,038
    Other                                                               5,966                    5,143                     4,668
                                                                      -------                  -------                   -------
             Total other expense                                       32,614                   28,644                    26,031
                                                                      -------                  -------                   -------

             Income before income taxes                                39,734                   35,467                    34,373
 Income tax expense                                                    15,626                   13,719                    13,154
                                                                      -------                  -------                   -------
             Net income                                              $ 24,108                 $ 21,748                  $ 21,219
                                                                     ========                 ========                  ========

    Net income per share:
                   Basic                                              $ 1.04                    $ .89                    $ .77
                                                                      ======                    =====                    =====
                   Diluted                                            $ 1.02                    $ .88                    $ .76
                                                                      ======                    =====                    =====

See accompanying notes to consolidated financial statements.

 Consolidated Statements of Stockholders' Equity and Comprehensive Income Years ended September 30, 2001, 2000 and 1999

                                                                         Accum.
                                                                          other
                                                                         compre-    Common
                          Compre                                        hensive      Stock    Common stock   Treasury
                        -hensive     Common      Paid-in    Retained     income    Purchased    purchased     Stock
                         Income       Stock      Capital    earnings     (loss)      By ESOP     by RRP     Purchased    Total
                         ------       -----      -------    --------     ------    - -------     ------     ---------    -----
                                                                       (In thousands)
 Balance at September
    30, 1998                         $ 3,091  $ 189,958    $ 83,355       $ 659  $ (13,344)          $ -         $-    $263,719
                                     -------  ---------    --------       -----  ----------          ---         --    --------
 Comprehensive income
 Net income               $21,219          -          -      21,219           -          -             -          -      21,219
 Other comprehensive
    loss, net of tax:        (729)         -          -           -        (729)         -             -          -        (729)
                          -------
 Comprehensive income     $20,490
                          =======
 Stock options
    exercised                             19        383           -           -          -             -          -         402
 Amortization of
    award of ESOP and
    RRP                                    -        515           -           -        598           913          -       2,026
 Dividends paid                            -          -      (8,089)          -          -             -          -      (8,089)
 Tax benefit of stock
    plans                                  -        160           -           -          -             -          -         160
 Purchase RRP shares                       -          -           -           -          -        (7,171)         -      (7,171)
 Purchase of treasury
   shares                                  -          -           -           -          -             -    (35,615)    (35,615)
                                     -------  ---------    --------       ------ ----------     --------- ----------   --------
 Balance at September
    30, 1999                         $ 3,110  $ 191,016    $ 96,485       $ (70) $ (12,746)     $ (6,258) $ (35,615)   $235,922
                                     -------  ---------    --------       ------ ----------     --------- ----------   --------
 Comprehensive income
 Net income               $21,748          -          -      21,748           -          -             -          -      21,748
 Other comprehensive
    income, net of
    tax:                      303          -          -           -         303          -             -          -         303
                       ----   ---
 Comprehensive income     $22,051
                          =======
 Stock options
    exercised                              4         92           -           -          -             -          -          96
 Amortization of
    award of ESOP and
    RRP                                    -        102           -           -        699           873          -       1,674
 Dividends paid                            -          -      (8,292)          -          -             -          -      (8,292)
 Tax benefit of stock
    plans                                  -        188           -           -          -             -          -         188
 Treasury Stock
    issued to
    purchase
    insurance agency                       -       (107)          -           -          -             -      1,194       1,087
Purchase of treasury
   shares                                  -          -           -           -          -             -    (33,342)    (33,342)
                                     -------  ---------    --------       ------ ----------     --------- ----------   --------
 Balance at September
    30, 2000                         $ 3,114  $ 191,291    $109,941       $ 233  $ (12,047)     $ (5,385) $ (67,763)   $219,384
                                     -------  ---------    --------       -----  ----------     --------- ----------   --------

                                                                         Accum.
                                                                          other
                                                                         compre-    Common
                          Compre                                        hensive      Stock    Common stock   Treasury
                        -hensive     Common      Paid-in    Retained     income    Purchased    purchased     Stock
                         Income       Stock      Capital    earnings     (loss)      By ESOP     by RRP     Purchased    Total
                         ------       -----      -------    --------     ------    - -------     ------     ---------    -----
                                                                          (In thousands)
Balance at September
    30, 2000
    (continued)                      $ 3,114  $ 191,291    $109,941       $ 233  $ (12,047)     $ (5,385) $ (67,763)   $219,384
                                     -------  ---------    --------       -----  ----------     --------- ----------   --------
 Comprehensive income
 Net income               $24,108          -          -      24,108           -          -             -          -      24,108
 Other comprehensive
    income, net of
    tax:                    1,369          -          -           -       1,369          -             -          -       1,369
                          -------
 Comprehensive income     $25,477
                          =======
 Stock options
    exercised                              7        419           -           -          -             -          -         426
 Amortization of
    award of ESOP and
    RRP                                    -        460           -           -        698           838          -       1,996
 Dividends paid                            -          -      (8,965)          -          -             -          -      (8,965)
 Tax benefit of stock
    plans                                  -        337           -           -          -             -          -         337
 Treasury stock
    issued to
    purchase
    insurance agency                       -         30           -           -          -             -        117         147
Purchase of treasury
   shares                                  -          -           -           -          -             -    (13,967)    (13,967)
                                     -------  ---------    --------       ------ ----------     --------- ----------   --------
 Balance at September
    30, 2001                         $ 3,121  $ 192,537    $125,084     $ 1,602  $ (11,349)     $ (4,547) $ (81,613)   $224,835
                                     =======  =========    ========     =======  ==========     ========= ==========   ========

See accompanying notes to consolidated financial statements.

 Consolidated Statements of Cash Flows
 Years ended September 30, 2001, 2000 and 1999

                                                                                      2001            2000             1999
                                                                                      ----            ----             ----
                                                                                                (In thousands)
Cash provided by operating activities:
    Net income                                                                      $ 24,108         $ 21,748        $ 21,219
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Gain on sale of investment securities available for sale                        (889)            (103)             ---
        Gain on sale of premises and equipment                                          (671)            (167)             (2)
        Gain on sale of real estate owned                                               (215)            (271)           (207)
        Provision for loan losses                                                        798              847             816
        Provision for (recovery of) losses on real estate owned                            4               25            (186)
        Depreciation and amortization                                                  2,588            2,358           2,259
        ESOP forfeitures transferred to treasury stock                                   (17)             (23)            (44)
        Accretion of discount on purchased loans                                          (6)             (13)            (13)
        Deferred income tax benefit                                                     (334)            (432)            (66)
        Originations of loans held for sale                                          (31,846)          (6,023)         (9,408)
        Proceeds from sale of loans held for sale                                     29,021            5,224           8,375
        Increase in deferred loan fees and costs                                       2,164            1,592           2,156
        (Increase) decrease in accrued interest receivable                              (823)            (807)            292
        Increase in other assets                                                        (780)            (322)           (263)
        Increase (decrease)  in income taxes payable                                   4,040              601            (579)
        Increase in other liabilities                                                  1,364              468             216
                                                                                      ------           ------          ------
        Net cash provided by operating activities                                     28,506           24,702          24,565
                                                                                      ------           ------          ------

Cash used by investing activities:
    Net increase in loans                                                           (153,092)        (183,741)       (126,827)
    Purchase of mortgage-backed securities                                           (26,112)             ---         (70,074)
    Proceeds from principal repayments of mortgage-backed securities                  37,351           31,789          73,986
    Proceeds from maturities and calls of investment securities held
       to maturity                                                                       ---           10,715          20,000
    Purchase of investment securities held to maturity                                   ---              ---            (915)
    Proceeds from maturities and calls of investment securities
       available for sale                                                             49,999              ---          20,000
    Proceeds from sale of investment securities available for sale                     5,330            1,663             ---
    Purchase of investment securities available for sale                             (12,764)         (10,613)        (25,805)
    Proceeds from sale of real estate owned                                            1,826            1,626           1,818
    Purchase of premises and equipment                                                (5,234)          (2,842)         (4,801)
    Proceeds from sale of premises and equipment                                         915              278             118
    FHLB stock purchase                                                               (2,527)          (1,250)         (3,038)
    Net cash (used by) provided by purchase of insurance agencies                         (9)             158             ---
                                                                                      ------           ------          ------
        Net cash used by investing activities                                       (104,317)        (152,217)       (115,538)
                                                                                    ---------        ---------       ---------
                                       20

                                                                                      2001            2000             1999
                                                                                      ----            ----             ----

Cash provided by financing activities:
    Net increase in deposits                                                         101,555          120,942          59,469
    Net proceeds from (payment of) short-term borrowings                            (18,000)           13,000             ---
    Repayments of long-term borrowings                                                   (57)              (8)            ---
    Net proceeds from long-term borrowings                                            75,553              ---          80,000
    Increase in advance payments by borrowers for taxes and insurance                  2,227            1,737           1,343
    Dividends paid                                                                    (8,965)          (8,292)         (8,089)
    Common stock options exercised                                                       426               96             402
    Purchase of common stock by recognition and retention plan                           ---              ---          (7,171)
    Purchase of  treasury stock                                                      (13,950)         (33,319)        (35,571)
                                                                                     --------         --------        --------

        Net cash provided by financing activities                                    138,789           94,156          90,383
                                                                                     --------         --------        --------
        Net increase (decrease) in cash and cash equivalents                          62,978          (33,359)           (590)

 Cash and cash equivalents - beginning of year                                        29,814           63,173          63,763
                                                                                    --------         --------        --------

 Cash and cash equivalents - end of year                                            $ 92,792         $ 29,814        $ 63,173
                                                                                    ========         ========        ========


 Supplemental disclosures:
    Cash paid for:
        Interest                                                                    $ 64,677         $ 55,032        $ 48,435
        Taxes                                                                         11,920           13,550          13,799
    Noncash investing and financing activities:
        Additions to real estate acquired in settlement of
           loans through foreclosure                                                   2,635            2,049           1,488
        Sale of real estate owned financed by the Company                                974              709           1,685
        Change in unrealized gain (loss) on securities available for sale              2,228              496          (1,187)
        Change in deferred taxes related to securities available for sale               (859)            (193)            458
        Distribution of RRP shares                                                       838              873             913
        Tax benefit of stock plans credited to capital                                   337              188             160
        Treasury stock issued to purchase insurance agency                               147            1,087             ---
        Transfer to short-term borrowings from long-term debt                         10,043            5,000             ---
        Note payable issued to purchase insurance agency                                 ---               99             ---

    See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

September 30, 2001, 2000, and 1999

(1)    Summary of Significant Accounting Policies

(a)    Nature of Business, Reorganization and Offering of Common Stock

Harbor Florida Bancshares, Inc. (the "Company" or "Bancshares") is the holding company for Harbor Federal Savings Bank (the "Bank"). The Company owns 100% of the Bank's common stock. Currently, it engages in no other significant activities beyond its ownership of the Bank's common stock. Consequently, its net income is derived from the Bank. The Bank provides a wide range of banking and related services and is engaged in the business of attracting deposits primarily from the communities it serves and using these and other funds to originate primarily one-to-four family first mortgage loans.

Prior to March 18, 1998, the Company's predecessor entity, Harbor Florida Bancorp, Inc. ("Bancorp"), was owned approximately 53.37% by Harbor Financial M.H.C. ("Mutual Holding Company") and 46.63% by public shareholders. On March 18, 1998, pursuant to a plan of conversion and reorganization, and after a series of transactions: (1) a new entity, Bancshares, became the surviving corporate entity, (2) Bancshares sold the ownership interest in Bancorp previously held by the Mutual Holding Company to the public in a subscription offering (the "Offering") (16,586,752 common shares at $10.00 resulting in net cash proceeds after costs and funding the ESOP (note 16) of approximately $150 million), (3) previous public shareholders of Bancorp had their shares exchanged into 14,112,400 common shares of Bancshares (exchange ratio of 6.0094 to 1) (the "Exchange"), and (4) the Mutual Holding Company ceased to exist. The total number of shares of common stock outstanding following the Offering and Exchange was 30,699,152. The reorganization was accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments. As a result of the reorganization, the consolidated financial statements for prior periods have been restated to reflect the changes in the par value of common stock from $.01 to $.10 per share and in the number of authorized shares of common stock from 13,000,000 to 70,000,000.

(b)    Basis of Presentation

The accompanying consolidated financial statements include the accounts of Harbor Florida Bancshares, Inc., the Bank and the Bank's wholly owned subsidiaries. In consolidation, all significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted (GAAP) in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and real estate owned, management obtains independent appraisals for significant properties.

As of September 30, 2001 substantially all of the Company's loans and investment in real estate owned are secured by real estate in the counties in which the Company has branch facilities: St. Lucie, Indian River, Brevard, Martin and Volusia Counties, Florida. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of real estate owned are susceptible to changes in market conditions in the above counties. Management believes that the allowances for losses on loans and real estate owned are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions, particularly in the above counties. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and real estate owned. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

(c)    Loan Origination and Commitment Fees and Related Costs

Loan fees and certain direct loan origination costs are deferred, and the net amount is recognized in interest income using the interest method over the contractual life of the loans. Commitment fees and costs relating to commitments whose likelihood of exercise is remote are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of yield.

(d)    Loan Interest Income

The Company reverses accrued interest related to loans which are 90 days or more delinquent or placed on non-accrual status. Such interest is recorded as income when collected. Amortization of net deferred loan fees and accretion of discounts are discontinued for loans that are 90 days or more delinquent. Interest income on impaired loans is recognized on an accrual basis unless designated nonaccrual as noted above.

(e)    Investment and Mortgage Backed Securities

Bonds, notes, and other debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Available-for-sale securities consist of bonds, notes, other debt securities and certain equity securities not classified as trading securities or held-to-maturity securities. Available-for-sale securities are reported at estimated market value and include securities that are being held for an unspecified period of time, such as those the Company would consider selling to meet liquidity needs or as part of the Company's risk management program. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a component of comprehensive income in stockholders' equity until realized.

Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary results in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

At September 30, 2001 and 2000, the Company had no commitments to sell investment or mortgage-backed securities.

(f)         Loans

Loans are stated at unpaid principal balances, less loans in process, the allowance for loan losses and net deferred loan origination fees and discounts.

Discounts on mortgage loans are amortized to interest income using the interest method over the remaining period to contractual maturity.

The Company follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" (Statement 5). The following is a description of how each portion of the allowance for loan losses is determined.

The Company segregates the loan portfolio for loan loss purposes into the following broad segments: commercial real estate; residential real estate; commercial business; and consumer. The Company provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. (1) General loss percentages are established based upon historical analyses. (2) A supplemental portion of the allowance is established for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

Specific allowances are provided in the event that the specific collateral analysis on each classified loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan losses is debited or credited in order to state the allowance for loan losses to the required level as determined above.

The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, the Company may measure impairment based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis, except for collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. In a troubled debt restructuring involving a restructured loan, the Company measures impairment by discounting the total expected future cash flows at the loan's original effective rate of interest.

(g)    Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market, comprised of 1-4 family residential loans, are carried at the lower of cost or estimated market value, in the aggregate. Market value is determined by actual commitment or current FNMA rates. Net unrealized losses are recognized through a valuation allowance by charges to income.

(h)    Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in income from real estate operations.

(i)         Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation of premises and equipment is provided on the straight-line method over the estimated useful lives of the related assets. Estimated lives are three to fifty years for buildings and improvements and three to ten years for furniture and equipment. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining term of the related leases or their estimated useful lives.

Maintenance and repairs are charged to expense as incurred and improvements are capitalized. The cost and accumulated depreciation relating to premises and equipment retired or otherwise disposed of are eliminated from the accounts and any resulting gains or losses are credited or charged to income.

(j)         Goodwill

Goodwill is amortized on a straight-line basis over its estimated useful life of 15 years. The Company assesses the recoverability of goodwill by determining whether the amortization over the remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of goodwill will be impacted if such estimated future operating cash flows are not achieved and any impairment will be evaluated based on projected discounted future operating cash flows.

(k)    Income Taxes

The Company and its subsidiaries file consolidated income tax returns. The Company uses the asset and liability method to account for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

The tax bad debt reserve method previously available to thrift institutions was repealed for the Bank effective for the year beginning October 1, 1996. Consequently, the Bank changed from the reserve method to the specific charge-off method to compute its bad debt deduction for the tax year beginning October 1, 1996.

As a result of this change in accounting method, the Bank must recapture the portion of its bad debt reserve (other than the supplemental reserve) that exceeds its base year reserve (i.e., its tax reserve for the last tax year beginning before 1988). For financial statement purposes, the Bank has previously provided deferred taxes on the amount of the bad debt reserve in excess of the base year reserve. At the time the Bank was required to change its method of accounting, the total reserve subject to recapture and the base year reserve was approximately $6.8 million and $14.8 million, respectively.

The recapture amount resulting from the change in the method of accounting is required to be taken into taxable income ratably (on a straight-line basis) over a six-year period. If the Bank meets certain residential lending requirements, the commencement of the recapture period may be delayed until the first taxable year ending after December 31, 1997. The Bank met such requirements for the tax years beginning October 1, 1996 and 1997 and began the recapture in the tax year beginning October 1, 1998.

The Bank's base year reserve must be recaptured into taxable income as a result of certain non-dividend distributions. A distribution is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution it, together with all other such distributions during the taxable year, exceeds the Bank's current and post-1951 accumulated earnings and profits. The amount charged against the Bank's bad debt reserves in respect to a distribution, which is includible in gross income, will equal the amount of such distribution, increased by the amount of federal income tax resulting from such inclusion.

(l)         Pension Plan

The Company's policy is to fund pension costs as they accrue based on normal cost.

(m)    Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("Statement 123"). This standard allows the use of either the fair value based method described in Statement 123 or the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." ("APB 25") The Company has elected to continue accounting for stock based compensation under the APB 25 method and disclose the pro forma impact of Statement 123.

(n)    Statement of Cash Flows

Cash equivalents include amounts due from banks and interest-bearing deposits in other banks. For purposes of cash flows, the Company considers all highly liquid debt instruments with original maturities when purchased of three months or less to be cash equivalents.

(o)    Net Income Per Share

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. Statement 128 replaced primary and fully diluted earnings per share ("EPS") with basic and diluted EPS. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options, convertible securities or warrants to issue common shares were exercised.

(p)    Reclassification

Certain amounts included in the 2000 and 1999 consolidated financial statements have been reclassified in order to conform to the 2001 presentation.


(q)    Derivative Instruments

The Company does not purchase, sell or enter into derivative financial instruments or derivative commodity instruments as defined by Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133").

(r)    New Accounting Pronouncements

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


(2)         Investment and Mortgage-backed Securities

The amortized cost and estimated market value of investment and mortgage-backed securities at September 30, 2001 are as follows:

                                                               Gross           Gross
                                                  Amortized  unrealized      unrealized       Estimated
                                                     cost      gains           losses       market value
                                                     ----      -----           ------              -----
                                                                  (In thousands)
Available for sale:
   FHLB notes                                     $ 29,839        $ 1,152         $  -         $ 30,991
   FHLMC notes                                      10,089            369            -           10,458
                                                    ------            ---          ---           ------
                                                    39,928          1,521            -           41,449
   Equity securities                                 3,877          1,088            -            4,965
                                                     -----          -----          ---            -----
                                                    43,805          2,609            -           46,414
                                                    ------          -----          ---           ------
Held to maturity:
   Municipal securities                                200             20            -              220
                                                       ---             --          ---              ---
                                                       200             20            -              220
                                                       ---             --          ---              ---

   FHLMC mortgage-backed securities                 87,698          1,535            -           89,233
   FNMA mortgage-backed securities                  66,016          1,651            -           67,667
                                                    ------          -----          ---           ------
                                                   153,714          3,186            -          156,900
                                                   -------          -----          ---          -------
                                                  $197,719         $5,815      $     -         $203,534
                                                   =======          =====       ======          =======

The amortized cost and estimated market value of investment and mortgage-backed securities at September 30, 2000 are as follows:

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
                                                    =======        =====        =====      =======




The amortized cost and estimated market value of debt securities at September 30, 2001 and 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              2001                              2000
                                                              ----                              ----
                                                                     Estimated                        Estimated
                                                   Amortized          Market         Amortized         Market
                                                     Cost             value             Cost           value
                                                     ----             -----             ----           -----
                                                                            (In thousands)
Available for sale:
   Due in one year or less                         $ 10,000         $ 10,175         $29,990        $  29,846
   Due in one to five years                          29,928           31,274          49,718           49,392
                                                     ------           ------          ------           ------
                                                     39,928           41,449          79,708           79,238
                                                     ------           ------          ------           ------
Held to maturity:
   Due in one year or less                              ---              ---             ---              ---
   Due after ten years                                  200              220             200              200
                                                     ------           ------          ------           ------
                                                        200              220             200              200
                                                     ------           ------          ------           ------

   FHLMC mortgage-backed securities                  87,698           89,233          75,288           73,345
   FNMA mortgage-backed securities                   66,016           67,667          89,771           88,508
                                                     ------           ------          ------           ------
                                                    153,714          156,900         165,059          161,853
                                                    -------          -------         -------          -------
                                                   $193,842         $198,569        $244,967         $241,291
                                                    =======          =======         =======          =======

                                       27

Gross realized gains and gross realized losses on sales of available for sale securities totaled $889,170 and -0- during 2001. Gross realized gains and gross realized losses on sales of available for sale securities totaled $103,279 and -0- during 2000. There were no sales of available for sale securities during 1999. As of September 30, 2001, the Company had pledged securities with a market value of $2,023,000 and a carrying value of $1,974,803 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $621,000 and a carrying value of $593,000 to collateralize treasury, tax and loan accounts as of September 30, 2001.

(3)         Loans

Loans at September 30, 2001 and 2000 are summarized below:
                                               2001                   2000
                                               ----                   ----
                                              (Dollars in thousands)
Mortgage loans:
   Construction 1-4 family                   $ 119,648             $ 106,063
   Permanent 1-4 family                      1,016,248               899,229
   Multi-family                                 21,314                20,474
   Nonresidential                              129,875               120,067
   Land                                         51,196                54,731
                                             ---------             ---------
       Total mortgage loans                  1,338,281             1,200,564
                                             ---------             ---------

Other loans:
   Commercial                                   31,945                28,606
   Home improvement                             24,973                21,636
   Manufactured housing                         14,607                15,736
   Other consumer                               95,074                79,363
                                             ---------             ---------
       Total other loans                       166,599               145,341
                                             ---------             ---------
       Total loans                           1,504,880             1,345,905
                                             ---------             ---------

Less:
   Loans in process                             84,777                77,074
   Net deferred loan fees and discounts          4,813                 4,433
   Allowance for loan losses                    13,417                12,729
                                             ---------             ---------
                                               103,007                94,236
                                             ---------             ---------
       Total loans, net                     $1,401,873            $1,251,669
                                             =========             =========

Weighted average yield                           8.17%                 8.07%

An analysis of the allowance for loan losses for the years ended September 30, 2001, 2000 and 1999 follows:

                                     2001           2000            1999
                                     ----           ----            ----
                                                 (In thousands)
Beginning balance                   $ 12,729       $ 11,952        $ 11,818
Provision for loan losses                798            847             816
Charge-offs                             (353)          (233)           (762)
Recoveries                               243            163              80
                                    --------       --------        --------
Ending balance                      $ 13,417       $ 12,729        $ 11,952
                                    ========       ========        ========

At September 30, 2001 and 2000, loans with unpaid principal balances of approximately $2,585,000 and $2,766,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. Interest income relating to nonaccrual loans not recognized for the years ended September 30, 2001, 2000 and 1999 totaled approximately $177,000, $159,000, and $184,000, respectively.

As of September 30, 2001 and 2000, approximately $2,011,000 and $2,463,000, respectively, of loans 90 days or more contractually delinquent were in the process of foreclosure.

The investment in impaired loans (primarily consisting of classified loans), other than those evaluated collectively for impairment, at September 30, 2001, 2000 and 1999 was $5,813,000, $3,748,000 and $4,511,000, respectively. The average recorded investment in impaired loans during the years ended September 30, 2001, 2000 and 1999 were approximately $4,949,000, $3,435,000 and
$5,118,000, respectively. The total specific allowance for loan losses related to these loans was $-0- on September 30, 2001 and 2000. Interest income on impaired loans of approximately $437,000, $311,000 and $461,000 was recognized in the years ended September 30, 2001, 2000 and 1999, respectively.

As of September 30, 2001 and 2000, mortgage loans which had been sold on a recourse basis had outstanding principal balances of $644,000 and $985,000, respectively.

Accrued interest receivable at September 30, 2001 and 2000 is summarized below:

                                      2001                 2000
                                      ----                 ----
                                           (In thousands)
Loans                                $7,248               $6,346
Investment securities                   858                  834
Mortgage-backed securities              863                  965
FHLB stock dividends                    241                  242
                                        ---                  ---
                                     $9,210               $8,387
                                     ======               ======

The Company is a party to financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of condition. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. The Company controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures. Such commitments are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Outstanding mortgage loan commitments (excluding loans in process), that generally expire in 60 days, amounted to approximately $28,679,000 ($17,701,000 fixed rate, interest rates from 6.24% to 9.00%) as of September 30, 2001. In addition, as of September 30, 2001, the Company had determined that $33,251,000 might be lent to certain homebuilders on a variable rate and home-by-home basis, subject to underwriting and product approval by the Company. Outstanding other loan commitments as of September 30, 2001 were approximately $1,195,000.

(4)         Loan Servicing

Mortgage loans, including those underlying pass through securities, serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balances of these loans at September 30, 2001 and 2000 are summarized as follows:


                                   2001                 2000
                                   ----                 ----
                                          (In thousands)

FHLMC                            $ 6,238               $ 8,432
FNMA                              51,263                31,437
Other Investors                      355                   392
                                  ------                  ----
                                $ 57,856              $ 40,261
                                ========              ========

At September 30, 2001 and 2000, collection of principal and interest to be remitted to FHLMC and FNMA and advance payment for taxes and insurance relating to FHLMC and FNMA serviced loans are reflected in the consolidated statements of financial condition as advance deposits by borrowers for taxes and insurance.

 (5)   Premises and Equipment

Premises and equipment at September 30, 2001 and 2000 are summarized as follows:


                                                     2001            2000
                                                     ----            ----
                                                         (In thousands)
Land                                                $ 7,826         $ 6,841
Buildings and leasehold improvements                 15,498          14,137
Furniture, fixtures and equipment                    14,865          12,841
                                                     ------          ------
                                                     38,189          33,819
Less accumulated depreciation and amortization      (14,088)        (12,698)
                                                    -------         -------
                                                   $ 24,101        $ 21,121
                                                    =======         =======

Depreciation expense for the years ended September 30, 2001, 2000, and 1999 totaled $1,977,000, $1,725,000, and $1,473,000, respectively.

(6)   Deposits

 Deposits at September 30, 2001 and 2000 are summarized as follows:

                                                             2001                                   2000
                                                             ----                                   ----
                                                                    Period-end                     Period-end
                                                  Amount          Weighted rate          Amount   weighted rate
                                                  ------          -------------          ------   -------------
                                                                        (Dollars in thousands)
Commercial checking                                    $60,758                         $51,501
Noninterest-bearing personal checking accounts          61,357                          51,033
NOW                                                     80,342        0.50%             70,881        0.74%
Passbook                                                96,516        1.05%             95,431        1.58%
Money market checking                                    1,768        1.28%              1,398        1.27%
Money market investment                                126,686        2.56%             93,825        4.54%
Official checks                                         15,938                          11,729
                                                        ------                          ------
                                                       443,365                         375,798
                                                       -------                         -------
Certificate accounts:
       2.01 - 3.00%                                     10,875                             103
       3.01 - 4.00%                                     90,812                           5,081
       4.01 - 5.00%                                    181,100                         124,393
       5.01 - 6.00%                                    183,727                         300,063
       6.01 - 7.00%                                    282,215                         279,215
       7.01 - 8.00%                                      7,980                          13,866
       8.01 - 9.00%                                         18                              18
                                                --------    --                    ------    --
                                                       756,727                         722,739
                                                       -------                         -------
                                                   $ 1,200,092                     $ 1,098,537
                                                   ===========                     ===========

Weighted average interest rate                          3.81%                            4.42%
                                                        =====                            =====



Maturities of outstanding certificates of deposit at September 30, 2001 and 2000 are summarized as follows:

                                     2001                2000
                                     ----                ----
                                         (In thousands)
Less than one year                $ 548,930           $ 445,765
One to three years                  196,210             263,648
Over three years                     11,587              13,326
                                     ------              ------
                                  $ 756,727           $ 722,739
                                  =========           =========

The aggregate amount of certificates of deposit in amounts of $100,000 or more was approximately $108,421,000 and $83,795,000 at September 30, 2001 and 2000,
respectively. Balances of individual certificates in excess of $100,000 are not federally insured.

Interest expense on deposits is summarized as follows:

                                             2001         2000          1999
                                             ----         ----          ----
                                                      (In thousands)
Passbook accounts                          $ 1,264      $ 2,002        $ 1,993
NOW, money market checking, and
    money market investment accounts         4,577        2,466          1,781
Certificate accounts                        44,563       37,546         33,945
                                            ------       ------         ------
                                          $ 50,404     $ 42,014       $ 37,719
                                          ========     ========       ========

Early withdrawal penalties for the years ended September 30, 2001, 2000 and 1999 aggregated $225,588, $282,540, and $194,563, respectively, and are netted against interest expense on certificate accounts.

Accrued interest payable of $302,397 and $342,364 at September 30, 2001 and 2000, respectively, is included in other liabilities.

(7)    Short-term borrowings

At September 30, 2001, short-term borrowings from the Federal Home Loan Bank
(FHLB) were comprised of a $10 million advance due June 30, 2002, with fixed terms and a fixed interest rate of 6.10%. Also included in short-term borrowings is a note payable, maturing August 2002, with a fixed interest rate of 8%, relating to the purchase of an insurance agency. The balance at September 30, 2001 was approximately $43,000.

At September 30, 2000, short-term borrowings from the Federal Home Loan Bank
(FHLB) were comprised of a $5 million advance due September 30, 2001, with fixed terms and a fixed interest rate of 6.13%, and a $13 million daily advance, with interest at September 30, 2000 of 6.94%.

Information concerning short-term borrowings is summarized as follows:
                                                 2001               2000
                                                 ----               ----
                                                 (Dollars in thousands)

Average balance during the year               $  12,127           $  7,944
Average interest rate during the year             6.81%              6.62%
Maximum month-end balance during the year      $ 31,000           $ 18,000

(8)    Long-term debt

Advances from the Federal Home Loan Bank (FHLB) were $285.5 million and $220 million at September 30, 2001 and 2000, respectively. The debt is due at various dates through January 2021, with fixed terms and fixed interest rates ranging from 3.00% to 6.50%.

Pursuant to a collateral agreement with the FHLB, advances are secured by all stock in the FHLB and a blanket floating lien that requires the Company to maintain qualifying first mortgage loans as pledged collateral in an amount equal to, when discounted at 75% of the unpaid principal balances, the advances.

At September 30, 2001 and 2000, the FHLB advances have fiscal year maturity dates as follows:

                                     2001                      2000
                                     ----                      ----
                                           Weighted                Weighted
Year ending September 30,      Amount    average rate   Amount    average rate
                               ------    ------------   ------    ------------
                   (Dollars in thousands)
     2002                    $   ---                    10,000      6.10%
     2003                     22,000       6.20%        22,000      6.20%
     2004                     25,000       5.80%        25,000      5.80%
     2005                     13,000       5.97%        13,000      5.97%
     2006                      5,000       5.95%         5,000      5.95%
2007 and after               220,544       5.20%       145,000      5.32%
                             -------       -----       -------      -----
                           $ 285,544       5.38%     $ 220,000      5.55%
                           =========       =====     =========      =====

Of the FHLB advances due 2007 and after, the FHLB could call $85 million on specified dates in 2003, $60 million on specified dates in 2005, and $75 million on specified dates in 2006.

Other interest expense is summarized as follows:

                                  2001              2000              1999
                                  ----              ----              ----
                                           (In thousands)
Advances from the FHLB          $ 14,817          $ 13,195          $ 11,117
Other                                 13                 6                 4
                                --------          --------          --------
                                $ 14,830          $ 13,201          $ 11,121
                                ========          ========          ========

(9)    Income Taxes

Income tax expense (benefit) for the years ended September 30, 2001, 2000, and 1999 is summarized as follows:


                                2001               2000           1999
                                ----               ----           ----
                           (In thousands)
Current:
   Federal                     $13,712           $12,133         $11,430
   State                         2,248             2,018           1,790
                                 -----             -----           -----
                                15,960            14,151          13,220
                                ------            ------          ------
Deferred:
   Federal                        (284)             (370)            (57)
   State                           (50)              (62)             (9)
                                  ----              ----             ---
                                  (334)             (432)            (66)
                                 -----             -----            ----
                              $ 15,626          $ 13,719        $ 13,154
                              ========          ========        ========

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at September 30, 2001 and 2000 are as follows:

                                                              2001             2000
                                                              ----             ----
                                                                  (In thousands)
Deferred tax assets:
   Allowance for bad debts                                   $ 3,897        $ 3,157
   Valuation of real estate owned                                  2             11
   Deferred compensation                                         934            905
                                                                 ---            ---
       Total deferred tax assets                               4,833          4,073
                                                               -----          -----
Deferred tax liability:
   Net deferred loan fees and costs                            3,871          3,753
   FHLB stock dividend                                           840            840
   Premises and equipment depreciation difference              1,058            718
   Installment sales                                              77             96
                                                                 ---            --
       Total deferred tax liabilities                          5,846          5,407
                                                               -----          -----
                                                               1,013          1,334
Unrealized gain on available for sale securities               1,007            148
                                                               -----            ---
       Net deferred tax liability                              2,020          1,482
                                                               -----          -----

Less liability at beginning of year                           (1,482)        (1,782)
Deferred tax asset resulting from insurance agency               (13)            61
Change in unrealized gain on available for sale
   securities                                                   (859)          (193)
                                                                -----          -----
Benefit for deferred income taxes                              $(334)         $(432)
                                                               ======         ======

Income tax expense on income from continuing operations is different than the amount computed by applying the United States Federal income tax rate of 35% for 2001, 2000 and 1999 to income from continuing operations before income taxes because of the following:

                                                                2001          2000         1999
                                                                ----          ----         ----
Statutory Federal income tax rate                                35.0%         35.0%        35.0%
State income tax (net of Federal income tax benefit)              3.6           3.6          3.6
Other                                                              .7            .1         (0.3)
                                                                 ----          ----         ----
Effective tax expense rate                                       39.3%         38.7%        38.3%
                                                                 =====         =====        =====


Deferred income taxes payable of approximately $2,020,000 and $1,482,000 at September 30, 2001 and 2000, respectively, are included in other liabilities.

Retained earnings at September 30, 2001 includes approximately $14,800,000 base year tax bad debt reserve for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then current corporate income tax rate. The unrecorded deferred income tax liability on the above amounts was approximately $5,696,000 at September 30, 2001.

(10)   Net Income per Share

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the twelve months ended September 30, 2001, 2000, and 1999. Adjustments have been made, where material, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.


                                                                            2001           2000          1999
                                                                            ----           ----          ----

Net income                                                                 $24,108,342    $21,748,045   $21,218,745
                                                                            ==========     ==========    ==========

Weighted average common shares outstanding:
    Shares outstanding                                                      24,350,618     25,730,986    29,044,075
    Less weighted average uncommitted ESOP shares                           (1,172,534)    (1,241,943)   (1,316,732)
                                                                            -----------    -----------   -----------
       Total                                                                23,178,084     24,489,043    27,727,343
                                                                            ==========     ==========    ==========

Basic earnings per share                                                        $ 1.04         $ 0.89        $ 0.77
                                                                                 =====          =====         =====


Weighted average common shares outstanding                                  23,178,084     24,489,043    27,727,343
  Additional dilutive shares related to stock options                          538,652        215,280       268,481
                                                                               -------        -------       -------
  Total weighted average common shares and equivalents outstanding for
   diluted earnings per share computation                                   23,716,736     24,704,323    27,995,824
                                                                            ==========     ==========    ==========

Diluted earnings per share                                                      $ 1.02         $ 0.88        $ 0.76
                                                                                 =====          =====         =====


Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period. For the year ended September 30, 2001 there were 1,746 common stock options and 555 unvested RRP shares that were antidilutive and therefore not included in the above calculation. For the year ended September 30, 2000, there were 143,900 common stock options and 23,304 unvested RRP shares that were antidilutive and therefore not included in the above calculation. For the year ended September 30, 1999, there were 72,500 shares of common stock options and no unvested RRP shares that were antidilutive and not included in the above calculation.

(11)   Regulatory and Capital Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). During 2000, the minimum ratio for Tier 1 capital was adjusted from 4% to 3 % for savings associations that meet certain requirements. Management believes, as of September 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2001 and 2000, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                          To be well capitalized
                                                                                     For capital          under prompt corrective
                                                            Actual                  adequacy purpose           action provisions
                                                            ------                  ----------------           -----------------
                                                      Amount        Ratio       Amount         Ratio        Amount         Ratio
                                                      ------        -----       ------         -----        ------         -----
                                                                               (Dollars in thousands)
As of September 30, 2001
   Total capital (to risk-weighted assets)            $202,510     19.87%        $81,527         >8.0%       $101,909      >10.0%
   Tier I (core) capital (to risk-weighted
       assets)                                         190,933     18.74%         30,573         >3.0%         61,145      > 6.0%
   Tier I (core) capital (to adjusted
       tangible assets)                                190,933     10.93%         52,401         >3.0%         87,335      > 5.0%
   Tangible capital (to adjusted tangible
       assets)                                         190,933     10.93%         26,200         >1.5%            N/a         N/a

As of September 30, 2000
   Total capital (to risk-weighted assets)            $176,676     19.48%        $72,549         >8.0%        $90,687      >10.0%
   Tier I (core) capital (to risk-weighted
       assets)                                         166,527     18.36%         27,206         >3.0%         54,412      > 6.0%
   Tier I (core) capital (to adjusted
       tangible assets)                                166,527     10.58%         47,205         >3.0%         78,675      > 5.0%
   Tangible capital (to adjusted tangible
       assets)                                         166,527     10.58%         23,602         >1.5%            N/a         N/a

The certificate of incorporation of the Company provides that in no event shall any record owner of any outstanding common stock which is beneficially owned, directly or indirectly, by a person who beneficially owns in excess of 10% of the then outstanding shares of common stock (the "Limit") be entitled or permitted to any vote in respect of the shares held in excess of the Limit.

The Company has authorized but not issued preferred stock, subject to regulatory restrictions and determination of rights and preferences to be determined by the Board of Directors.

The Plan of Conversion (Note 1a) provided for the establishment of a special "liquidation account" for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders in an amount equal to the amount of any dividends waived by the Mutual Holding Company plus the greater of (1) 100% of the Bank's retained earnings of $34.5 million at September 30, 1992, the date of the latest balance sheet contained in the final offering circular utilized in the Bank's initial public offering in the Mutual Holding Company reorganization, or (2) 53.41% of the Bank's total stockholders' equity as reflected in its latest balance sheet contained in the final prospectus utilized in the Offering plus the amounts distributed to Bancorp by the Bank at the formation of Bancorp in 1998. Each eligible Account Holder and Supplemental Eligible Account Holder, if such person were to continue to maintain such person's deposit account at the Bank, would be entitled, upon a complete liquidation of the Bank after the conversion, to an interest in the liquidation account prior to any payment to the Company as the sole stockholder of the Bank.

Applicable rules and regulations of the OTS impose limitations on dividends paid by the Bank. Within those limitations, certain "safe harbor" dividends are permitted; subject to providing the OTS at least 30 days' advance notice. The safe harbor amount is based upon an institution's regulatory capital level. Thrift institutions which have capital in excess of all capital requirements before and after the proposed dividend, are permitted to make capital distributions during any calendar year up to the greater of (i) 100% of net income to date during the calendar year, plus one-half of the surplus over such institution's capital requirements at the beginning of the calendar year, or
(ii) 75% of net income over the most recent four-quarter period. Additional restrictions would apply to an institution that does not meet its capital requirement before or after a proposed dividend. As of September 30, 2001, $80,004,000 was available for distribution from the Bank to the holding company without further regulatory approval.

(12)   Commitments and Contingencies

At September 30, 2001, the Company had irrevocable letters of credit aggregating approximately $4,055,000.

The Company and subsidiaries are defendants in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial statements of the Company and subsidiaries.

(13)   Related Party Transactions

Directors, executive officers and principal stockholders of the Company had certain transactions with the Company in the ordinary course of business, as described below.

Loan transactions were made on substantially the same terms as those prevailing at the time for comparable loans to other persons, did not involve more than normal risk of collectibility, and are performing as agreed.

The summary of changes in the related party loans follows:

                                           2001             2000         1999
                                           ----             ----         ----
                                                      (In thousands)
Outstanding loans - beginning of year    $ 1,802          $ 2,658       $ 1,882
New loans                                    224            5,655         6,525
Repayments                                  (278)          (6,511)       (5,749)
                                            -----          -------       -------
Outstanding balance - end of year        $ 1,748          $ 1,802       $ 2,658
                                         =======          =======       =======


Frank H. Fee, III, a director of the Company, is also President of the law firm of Fee & Koblegard, P.A, which does business under the registered name of Fee, Koblegard & DeRoss, a general practice law firm. The Company paid approximately $149,000, $177,000, and $126,000, of legal fees in the years ended September 30, 2001, 2000 and 1999, respectively, to this law firm.

Richard K. Davis, formerly a director of the Company, is also chairman of Richard K. Davis Construction Corp. ("Davis Construction"). In the year ended September 30, 2000, the Company paid Davis Construction a total of $201,229, respectively, for roof construction on branch facilities and tenant improvements on rental property.

During 2000, the Company purchased the Enns Agency, owned by Edward G. Enns, Chairman of the Company. (See Note 17.)

(14)   Other Expense

Other expense for the years ended September 30, 2001, 2000 and 1999 consists of the following:

                                         2001              2000            1999
                                         ----              ----            ----
                                               (In thousands)
Professional fees                      $ 586               $ 772           $ 558
Deposit account losses                   781                 517             425
Postage                                  566                 501             409
Telephone                                515                 394             353
Office supplies and forms                483                 417             394
SAIF deposit insurance premium           216                 299             552
Other                                  2,819               2,243           1,977
                                       -----               -----           -----
                                     $ 5,966             $ 5,143         $ 4,668
                                     =======             =======         =======

(15)   Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Amounts Due From Depository Institutions and Interest-Bearing Deposits in Other Banks - The carrying amount of these assets is a reasonable estimate of their fair value.

Investment Securities and Mortgage-Backed Securities Held to Maturity - Fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Investment Securities Available for Sale - Fair value equals carrying value, which equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans - The fair value of loans is estimated by discounting future cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

Deposits - The fair value of demand deposits, interest-bearing checking accounts, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.

Advances from the FHLB - The fair value of FHLB advances is estimated based on rates currently available to the Company for FHLB advances with similar terms and maturities.

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments is insignificant.

The estimated fair values of the Company's financial instruments at September 30, 2001 and 2000 are as follows:

                                                                               2001                             2000
                                                                               ----                             ----
                                                                    Carrying          Fair          Carrying           Fair
                                                                     Amount          Value           Amount           Value
                                                                     ------          -----           ------           -----
Assets:                                                                                    (In thousands)
   Cash and amounts due from depository institutions                 $ 41,134        $ 41,134         $ 29,085        $ 29,085
   Interest-bearing deposits in other banks                            51,658          51,658              729             729
   Investment securities held to maturity                                 200             220              200             200
   Investment securities available for sale                            46,414          46,414           85,767          85,767
   Mortgage-backed securities held to maturity                        153,714         156,900          165,059         161,853
   Loans held for sale                                                  5,373           5,512            2,548           2,548

   Loans                                                            1,415,290       1,452,881        1,264,398       1,256,654
   Less allowance for loan losses                                    (13,417)           ---           (12,729)           ---
                                                                     --------       ---------        ---------       ---------
       Loans, net                                                   1,401,873       1,452,881        1,251,669       1,256,654
                                                                    ---------       ---------        ---------       ---------
Liabilities:
   Commercial checking, non-interest-bearing personal, NOW,
       passbook, money market accounts and official checks            443,365         443,365          375,798         375,798
   Certificate accounts                                               756,727         770,006          722,739         719,232
   Short term borrowings                                               10,043          10,219           18,000          17,973
   Long term debt                                                     285,544         300,147          220,091         212,870

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(16)   Benefit Plans

Employee Stock Ownership Plan

In January, 1994, as part of the reorganization to the stock form of ownership, the Company's Employee Stock Ownership Plan ("ESOP") purchased 900,208 shares of the Company's common stock at $1.664 per share, or $1,498,000, which was funded by a loan from an unaffiliated lender. In March 1998 as part of the reorganization and conversion of Harbor Financial, M.H.C., the Company's ESOP purchased 1,326,940 shares of the Company's common stock at $10 per share, which was funded by a loan from the Company. The ESOP covers all eligible employees of the Company age 21 and over. Dividends paid on unallocated shares reduce the Company's cash contribution to the ESOP. GAAP requires that any third party borrowing by the ESOP be reflected as a liability on the Company's statement of financial condition. The ESOP's borrowing from the Company is eliminated in consolidation. At September 30, 2001, there were 868,068 allocated shares, 52,379 shares committed to be released, and 1,134,883 suspense (unallocated and not yet committed to be released) shares held by the ESOP. As shares are released, the Company recognizes compensation expense equal to the current market price of the shares. Allocated shares and shares committed to be released are included in the weighted average common shares outstanding used to compute earnings per share. Total compensation expense charged to earnings in the years ended September 30, 2001, 2000 and 1999, totaled $1,098,793, $802,072, and
$1,101,982, respectively. At September 30, 2001, the fair value of the unallocated shares was $21,216,372.

Recognition and Retention Plans and Stock Option Plans

The Company's 1998 Stock Incentive Plan, adopted on September 18, 1998, authorizes the award of Recognition and Retention Plan Shares (RRP Shares) and the granting of options to purchase common stock. As of September 30, 2001, the Company has awarded 641,553 RRP shares at $10.96 average price per share totaling $7,033,942. The total award will be amortized as compensation expense ratably over the participants' vesting periods of 5 to 10 years. In November and December, 1998, the Company's Recognition and Retention Plan (RRP) purchased 663,470 shares from market sources at an average cost of $10.81 per share totaling $7,171,000 in order to fund the grants of RRP shares. Total compensation expense charged to earnings in the years ended September 30, 2001, 2000 and 1999, totaled $897,090, $871,121, and $924,354, respectively.

At September 30, 2001, the Company had stock option plans for the benefit of directors, officers, and other key employees of the Company. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans since stock option exercise prices are equal to market price at dates of grant. The number of shares of common stock reserved for issuance under the 1994 stock option plan is equal to 1,286,012 shares, or 9.6% of the total number of common shares issued in the minority offering pursuant to the Company's reorganization to the stock form of ownership. The number of shares of common stock reserved for issuance under the 1998 Stock Incentive Plan is equal to 1,658,675 or 5.40% of the outstanding shares of common stock as of the effective date of the plan. The stock options vest in equal installments over varying periods not to exceed 10 years, depending upon the individual's position in the Company. At September 30, 2001, 224,551 shares were available for future awards.

A summary of the Company's stock option plans is presented below:

                                                                      Years Ended September 30,
                                                    2001                          2000                        1999
                                                    ----                          ----                        ----
                                                          Weighted                     Weighted                     Weighted
                                                           average                      average                      average
                                                          exercise                     exercise                     exercise
                                            Number          price         Number         price         Number         price
                                            ------          -----         ------         -----         ------         -----

Options outstanding beginning of year       1,595,594           $9.91    1,716,425           $9.69    1,919,673           $8.90
Options granted                               113,547          $13.82       88,175          $12.28       60,000          $11.86
Options exercised                             (70,906)          $6.00      (39,542)          $2.42     (190,137)          $2.12
Options forfeited                             (82,331)         $10.89     (169,464)         $10.67      (73,111)         $10.36
                                              --------         ------     ---------         ------    ----------         ------
Options outstanding end of year             1,555,904          $10.35    1,595,594           $9.91    1,716,425           $9.69
                                            =========          ======    =========           =====    =========           =====
Options exercisable at year-end               612,866                      428,242                      305,253
                                              =======                      =======                      =======
Weighted average fair value of options
   granted during the year                     $ 4.20                       $ 4.48                       $ 4.35
                                               ======                       ======                       ======

                                       40

The following table summarizes information about stock options outstanding at September 30, 2001

                                                 Options outstanding                                  Options exercisable
                             -----------------------------------------------------------   ---------------------------------------
                                                   Weighted average
                             Number outstanding        remaining        Weighted average   Number exercisable @   Weighted average
  Range of exercise prices        @ 9/30/01        contractual life      exercise price           9/30/01          exercise price
  ------------------------        ---------        ----------------      --------------           -------          --------------
     $ 1.664                         86,344                  2.3              $ 1.66                 86,344             $ 1.66
 $ 2.746 to 4.493                    32,651                  3.9              $ 3.87                 32,651               3.87
 $ 5.638 to 5.658                    21,032                  5.3              $ 5.66                    ---                ---
 $ 6.365 to 6.781                     3,004                  5.7              $ 6.41                    ---                ---
 $ 10.69 to 12.00                 1,232,986                  7.0              $10.76                485,897              10.72
 $ 12.38 to 12.44                    67,840                  8.2              $12.42                  7,974              12.38
 $ 13.19 to 18.48                   112,047                  9.3              $14.16                    ---                ---
                                    -------                                                             ---
      Total                       1,555,904                                                         612,866
                                  =========                                                         =======

Had compensation cost for the Company's stock-based compensation plans been determined in accordance with the fair value based method in Statement 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                             2001               2000              1999
                                                             ----               ----              ----
                                                              (In thousands except per share data)
Net income                          As reported             $ 24,108          $ 21,748           $ 21,219
                                    Pro forma                 22,852            20,565             20,119
Net income per share - basic        As reported                 1.04               .89                .77
                                    Pro forma                    .99               .84                .73
Net income per share - diluted      As reported                 1.02               .88                .76
                                    Pro forma                    .96               .83                .72

Only options granted after October 1, 1995 are included in pro forma amounts.

The option method used to calculate the Statement 123 compensation adjustment was the Binomial model with the following grant date fair values and assumptions:

                      Number of       Grant date                        Risk free        Expected        Expected         Expected
  Date of grant    options granted    fair value    Exercise price    interest rate    Life (years)     volatility        dividend
  -------------    ---------------    ----------    --------------    -------------    ------------     ----------        --------
    01/06/96            27,038         $ 1.10           $ 4.49         5.421%                 5            38.71            $ .27
    11/27/96             6,009           1.21             5.64         5.912                  5            29.89              .30
    01/06/97            18,028           1.19             5.66         6.291                  5            28.33              .30
    06/16/97             2,704           1.50             6.37         6.276                  5            30.71              .32
    06/20/97               300           1.67             6.78         6.271                  5            31.11              .32
    07/08/98            15,000           4.68            12.00         5.433                  5            32.66              .38
    09/18/98         1,498,615           3.96            10.69         4.517                  5            35.13              .38
    12/08/98             1,500           4.21            10.94         4.379                  5            36.20              .46
    04/19/99            58,500           4.35            11.88         5.044                  5            32.25              .46
    12/08/99            53,131           4.60            12.44         6.050                  5            33.90              .52
    01/07/00            17,889           4.58            12.38         6.411                  5            33.83              .52
    01/21/00            10,000           4.65            12.38         6.632                  5            33.33              .52
    04/19/00             7,155           3.04            10.75         6.230                  5            26.95              .52
    12/06/00            66,547           3.71            13.19         5.257                  5            27.44              .60
    12/13/00            30,000           4.39            14.63         5.215                  5            27.93              .60
    02/14/01             4,500           4.83            15.06         5.013                  5            30.94              .60
    04/23/01             2,500           5.14            15.47         4.684                  5            31.56              .60
    06/26/01            10,000           6.39            18.48         4.713                  5            30.87              .60

Other Plans

The Company has a noncontributory-defined benefit pension plan covering all full-time employees who have attained one year of service and 21 years of age. Pension expense was $12,000, $9,600, and $11,500, respectively, for the years ended September 30, 2001, 2000 and 1999. The plan is a multi-employer plan. Separate actuarial valuations are not made for each employer nor are plan assets so segregated. The assumed average rate of return used in determining the actuarial present value of accumulated plan benefits was 8%. The date of the most recent actuarial evaluation is July 1, 2000.

The Company's 401(k) Profit Sharing Plan and Trust (the "401(k) Plan") covers all eligible employees of the Company age 21 and over. An eligible employee may elect to contribute to the 401(k) Plan in the form of deferrals of between 1% and 15% of the total compensation that would otherwise be payable to the employee. Employee contributions are fully vested and nonforfeitable at all times. The 401(k) Plan permits contributions by the Company. The Company currently makes matching contributions of 25% of the first 6% of each participant's contributions. For the years ended September 30, 2001, 2000 and 1999, the Company's matching contribution totaled approximately $111,000, $88,000, and $96,000, respectively.

The Company has a deferred compensation plan for Directors (the "Directors' Deferred Compensation Plan") who may elect to defer all or part of their annual director fees to fund the Directors' Deferred Compensation Plan. The plan provides that deferred fees are to earn interest at an annual rate equal to the 30-month certificate of deposit rate, adjusted and compounded quarterly. At September 30, 2001 and 2000, deferred directors' fees included in other liabilities aggregated $209,932 and $241,122, respectively. Directors may elect to have their deferred compensation balance invested in shares of the Company's common stock. Such purchases were approximately $168,000, $137,000, and $113,000, in 2001, 2000 and 1999, respectively. After purchase of shares of the Company's common stock, the Company's liability has been satisfied except for distribution of the shares to the director when he ceases to be a director. At September 30, 2001 and 2000, the Directors' Deferred Compensation Plan held 301,936 and 295,386 shares of the Company's common stock, respectively.

The Company also has a retirement plan for nonemployee directors (the "Plan"). The annual basic benefit under the Plan is based on a percentage of the average three years director's fees preceding the termination of service multiplied by the number of years of service, not to exceed 50% of the average annual director's fees. During the years ended September 30, 2001, 2000 and 1999, the charge to earnings relating to the Plan was insignificant.

(17)   Acquisition of Insurance Agencies

On July 3, 2000, the Bank acquired all of the outstanding common stock of Haynes and Haynes Insurance Company, a property and casualty insurance company located in Ft. Pierce, Florida, for approximately $1.1 million in common stock of the Company. The insurance company's name was subsequently changed to Harbor Insurance Agency, Inc.

Harbor Insurance Agency, Inc., a wholly owned subsidiary of the Bank, will continue to operate at Haynes and Haynes Insurance Company's location in Ft. Pierce, Florida. The principal owners and managers of Haynes and Haynes Insurance Company will continue as the management team for Harbor Insurance Agency, Inc.

On July 21, 2000, Harbor Insurance Agency completed the acquisition of certain assets of the Enns Agency for approximately $98,500 in cash and a $98,500 note payable. (See Note 7.) The Enns Agency was located in Ft. Pierce, Florida and specialized in property and casualty insurance. The Enns Agency was owned by Edward G. Enns, Chairman of the Company.

On February 6, 2001, Harbor Insurance Agency completed the acquisition of The Acker-Hall Insurance Agency for approximately $147,000 in common stock of the Company. The Acker-Hall Insurance Agency is located in Vero Beach, Florida and specializes in property and casualty insurance.

The acquisitions were accounted for using the purchase method. The results of operations of the insurance agencies acquired are included in the consolidated financial statements of the Company from the date of acquisition.

The fair value of assets acquired and liabilities assumed in conjunction with the acquisitions of the insurance agencies was as follows:

                                                       2001         2000
                                                       ----         ----
                                 (In thousands)
Cash                                                   $  -       $  292
Premises and equipment                                    1            6
Deferred tax asset                                        -           61
Goodwill                                                258        1,256
Other assets                                              -            1
                                                        ---            -
Fair value of assets acquired                           259        1,616
                                                        ---        -----
Other liabilities                                       112          332
                                                        ---          ---
Fair value of liabilities assumed                       112          332
                                                        ---          ---
Fair value of net assets acquired                       147        1,284
Acquisition costs                                         9           36
                                                        ---        -----
Purchase of insurance agencies                          156        1,320
Cash acquired                                             -          292
Treasury shares issued                                  147        1,087
Notes Payable issued                                      -           99
                                                        ---        -----
Net cash used by (provided by) purchase of
     insurance agencies                                 $ 9      $ (158)
                                                        ===        =====

As of September 30, 2001, goodwill related to purchase of the insurance agencies is approximately $1.4 million.

The Company plans to adopt Statement 142 effective October 1, 2001 and will no longer amortize goodwill. (See note 1(r).)

(18)   Quarterly Results of Operations (Unaudited)

The quarterly results of operations for the years ended September 30, 2001 and 2000 are as follows:


                                                                      For the three months ended fiscal 2001
                                                                   Sept 30     June 30    March 31    December 31
                                                                   -------     -------    --------    -----------
                                                                           (In thousands except share data)
   Interest income                                                $ 31,958    $ 31,995    $ 31,495     $ 30,602
   Interest expense                                                 15,955      16,606      16,590       16,083
                                                                    ------      ------      ------       ------
          Net interest income                                       16,003      15,389      14,905       14,519
   Provision for  loan losses                                          218         170         209          201
                                                                       ---         ---         ---          ---
          Net interest income after provision for loan losses       15,785      15,219      14,696       14,318
   Total other income                                                2,778       3,182       2,711        3,659
   Total other expenses                                              8,543       8,383       8,077        7,611
                                                                     -----       -----       -----        -----
          Income before income taxes                                10,020      10,018       9,330       10,366
   Income tax                                                        3,980       3,946       3,658        4,042
                                                                     -----       -----       -----        -----
   Net income                                                      $ 6,040     $ 6,072      $5,672      $ 6,324
                                                                   =======     =======      ======      =======
   Net income per share
      Basic                                                         $ 0.26      $ 0.27      $ 0.24        $0.27
                                                                    ======      ======      ======        =====
      Diluted                                                       $ 0.26      $ 0.25      $ 0.24        $0.27
                                                                    ======      ======      ======        =====

                                                                      For the three months ended fiscal 2001
                                                                   Sept 30     June 30    March 31    December 31
                                                                   -------     -------    --------    -----------
                                                                           (In thousands except share data)
    Interest income                                               $ 29,655   $ 28,437    $ 27,283    $ 26,947
    Interest expense                                                15,125     13,883      13,213      12,994
                                                                    ------     ------      ------      ------
           Net interest income                                      14,530     14,554      14,070      13,953
    Provision for loan losses                                          210        244         189         204
                                                                       ---        ---         ---         ---
           Net interest income after provision for loan losses      14,320     14,310      13,881      13,749
    Total other income                                               2,377      1,961       1,816       1,697
    Total other expenses                                             7,337      7,070       7,199       7,038
                                                                     -----      -----       -----       -----
           Income before income taxes                                9,360      9,201       8,498       8,408
    Income tax                                                       3,632      3,540       3,287       3,260
                                                                     -----      -----       -----       -----
    Net income                                                     $ 5,728    $ 5,661      $5,211     $ 5,148
                                                                   =======    =======      ======     =======
    Net income per share
       Basic                                                        $ 0.24     $ 0.24      $ 0.21       $0.20
                                                                    ======     ======      ======       =====
       Diluted                                                      $ 0.24     $ 0.23      $ 0.21       $0.20
                                                                    ======     ======      ======       =====

(19)     Comprehensive Income

The Company's other comprehensive income or loss is summarized as follows for the years ended September 30, 2001, 2000 and 1999:

                                                                  2001       2000       1999
                                                                  ----       ----       ----
                                                                        (In thousands)
Unrealized  gains(losses)  on securities  available for
     sale:
     Unrealized  holding gains (losses)  arising during
       the period                                               $ 3,117      $ 599    $(1,187)
     Less:    reclassification   adjustment   for   net
       realized gain included in net income                         889        103          -
                                                                    ---        ---      -----
Net unrealized gains and losses                                   2,228        496     (1,187)
Tax effect                                                          859        193       (458)
                                                                    ---        ---       -----
Other comprehensive income (loss), net of tax                    $1,369       $303      $(729)
                                                                 ======       ====      ======

(20)   Parent Company Financial Information

Condensed Statements of Financial Condition at September 30, 2001 and 2000 and Condensed Statements of Operations and Cash Flows for the years ended September 30, 2001, 2000 and 1999 are shown below (in thousands) for Bancshares:

Condensed Statements of Financial Condition

                                                                    2001                 2000
                                                                    ----                 ----
Assets:                                                               (In thousands)
Cash deposited at Harbor Federal                                      $ 562              $ 4,024
Investment securities available for sale at market value              4,939                6,503
Investment in and advances to Harbor Federal                        219,843              209,153
Income tax receivable from Harbor Federal                                --                    5
Accrued interest receivable                                             17                    50
                                                                   --------             --------
        Total assets                                               $225,361             $219,735
                                                                   ========             ========
Liabilities and Stockholders' Equity:
Liabilities:
    Income tax payable to Harbor Federal                               $ 85               $  ---
    Other liabilities                                                   441                  351
                                                                   --------             --------
        Total liabilities                                               526                  351
                                                                   --------             --------
Stockholders' Equity:                                               224,835              219,384
                                                                   --------             --------
        Total liabilities and stockholders' equity                $ 225,361            $ 219,735
                                                                  =========            =========


Condensed Statements of Operations
Years ended September 30, 2001, 2000 and 1999

                                                             2001            2000             1999
                                                             ----            -----            ----
                                                                            (In thousands)
Interest on investment securities                           $  66           $  214           $  238
                                                           ------           ------           ------
     Total interest income                                     66              214              238
                                                           ------           ------           ------

Gain on sale of securities available for sale                 889              103              ---
                                                           ------           ------           ------
     Total other income                                       889              103              ---
                                                           ------           ------           ------
Other expense
     Management fee to Harbor Federal                         175              175              175
     Other expenses                                           310              330              423
                                                           ------           ------           ------
    Total other expense                                       485              505              598
        Gain(loss) before income tax expense
           (benefit) and earnings of Harbor Federal           470             (188)            (360)
Income tax expense(benefit)                                   231              (63)            (136)
                                                           ------           ------           ------
        Gain(loss) before earnings of Harbor Federal          239             (125)            (224)
Equity in net earnings of Harbor Federal                   23,869           21,873           21,443
                                                           ------           ------           ------
        Net income                                        $24,108          $21,748          $21,219
                                                          =======          =======          =======

Condensed Statements of Cash Flows

Years ended September 30, 2001, 2000 and 1999
                                                                          2001                 2000               1999
                                                                          ----                 ----               ----
Cash used by operating activities:                                                 (In thousands)
    Net income                                                           $ 24,108          $ 21,748           $ 21,219
    Adjustments to net income:
        Equity in earnings of Harbor Federal                              (23,869)          (21,873)           (21,443)
        Gain on sale of securities available for sale                        (889)             (103)               ---
        (Increase) decrease in accrued interest receivable                     33                11                (61)
        Decrease in income tax receivable                                       5                 6                 23
        Increase in income tax payable                                         85               ---                ---
        (Increase) decrease in other assets                                   ---                 6                 (6)
        Increase in payable to Harbor Federal                                 175               175                175
        Decrease in other liabilities                                          (1)              (10)               (56)
                                                                            -----             -----             ------
        Net cash used by operating activities                                (353)              (40)              (149)
                                                                            -----             -----             ------
Cash used by investing activities:
    Purchase of investment securities available for sale                   (2,640)             (893)            (5,805)
    Sale of investment securities available for sale                        5,330             1,663                ---
                                                                            -----             -----             ------
        Net cash provided by (used by) investing activities                 2,690               770             (5,805)
                                                                            -----             -----             ------
Cash provided by financing activities:
    Amounts received from Harbor Federal                                   16,707            35,000             54,000
    Dividends paid                                                         (8,965)           (8,292)            (8,089)
    Purchase common stock to fund RRP Plan                                    ---               ---             (7,171)
    Purchase treasury stock                                               (13,967)          (33,342)           (35,571)
    Common stock options exercised                                            426                96                402
                                                                            -----             -----             ------
        Net cash provided by (used by) financing activities                (5,799)           (6,538)             3,571
                                                                            -----             -----             ------

        Net decrease in cash and cash equivalents                          (3,462)           (5,808)            (2,383)

Cash and cash equivalents - beginning of year                               4,024             9,832             12,215
                                                                            -----             -----             ------

Cash and cash equivalents - end of year                                     $ 562           $ 4,024            $ 9,832
                                                                            =====           =======            =======

Supplemental disclosures:
    Changes in unrealized gain (loss) on securities available for
        sale, net of tax                                                 $  1,369            $  303            $  (729)
    Amortization of stock benefit plans                                     1,996             1,674              2,026
    Tax benefit of employee benefit plans                                     337               188                160
    Distribution of RRP shares                                                838               873                913
    ESOP forfeitures transferred to treasury stock                            ---               ---                 44
    Treasury stock issued to purchase insurance agency                        147             1,087                ---

                                       47