Form 10-Q
period 2002-03-31
HARBOR FLORIDA BANCSHARES INC
filed 2002-05-13
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: March 31, 2002
                                --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from _________ to __________


                        Commission file number 000-22817
                                  -------------

                         HARBOR FLORIDA BANCSHARES, INC
                         ------------------------------
             (Exact name of registrant as specified in its charter)

 DELAWARE                                                    65-0813766
 ---------                                           --------------------------
 (State or other jurisdiction                              (IRS employer
 of incorporation or organization)                       identification no.)

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                (Address of principal executive offices/ZIP code)

Registrant's telephone number, including area code          (561) 461-2414
                                                     ---------------------------


         Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         As of April 22, 2002, there were 24,231,239 shares of the Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                Table of Contents

Part I.  Financial Information                                            Page

Item 1.           Financial Statements

        Condensed Consolidated  Statements of Financial Condition as
        of   March    31,    2002    and    September    30,    2001
        (unaudited)..........................................................2

        Condensed Consolidated  Statements of Earnings for the three
        and   six   months   ended   March   31,   2002   and   2001
        (unaudited)..........................................................3

        Condensed Consolidated  Statements of Cash Flows for the six
        months     ended     March     31,     2002     and     2001
        (unaudited)..........................................................4

        Notes  to  Condensed   Consolidated   Financial   Statements
        (unaudited)..........................................................6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................13

Item 3. Quantitative  and  Qualitative   Disclosures  about
        Market  Risk  and  Asset  and Liability Management..................19


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

Item 6.    Exhibits and Reports on Form 8-K.................................20

           Signature Page...................................................21

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
      Condensed Consolidated Statements of Financial Condition (unaudited)
                                 (In thousands)

                                                                 March 31,              September 30,
                                                                   2002                    2001
                                                                   ----                    ----
Assets
   Cash and amounts due from depository institutions              $ 44,064             $ 41,134
   Interest-bearing deposits in other banks                         88,165               51,658
   Investment securities held to maturity                              200                  200
   Investment securities available for sale                         67,163               46,414
   Mortgage-backed securities held to maturity                     199,999              153,714
   Loans held for sale                                                 719                5,373
   Loans, net                                                    1,466,894            1,401,873
   Accrued interest receivable                                       9,005                9,210
   Real estate owned                                                   750                  917
   Premises and equipment                                           24,808               24,101
   Federal Home Loan Bank stock                                     17,277               15,027
   Goodwill, net                                                     3,378                3,378
   Other assets                                                      2,191                2,109
                                                               -----------           ----------
     Total assets                                              $ 1,924,613           $1,755,108
                                                               ===========           ==========

Liabilities and Stockholders' Equity
Liabilities:
   Deposits                                                    $ 1,328,312          $ 1,200,092
    Short-term borrowings                                           25,017               10,043
   Long-term debt                                                  320,536              285,544
   Advance payments by borrowers for taxes and insurance            11,200               22,915
   Income taxes payable                                                800                4,138
   Other liabilities                                                 8,310                7,541
                                                               -----------           ----------
     Total liabilities                                           1,694,175            1,530,273
                                                               -----------           ----------

Stockholders' Equity:
   Preferred stock                                                     ---                  ---
   Common stock                                                      3,138                3,121
   Paid-in capital                                                 194,451              192,537
   Retained earnings                                               134,809              125,084
   Accumulated other comprehensive income, net                       1,665                1,602
   Common stock purchased by:
     Employee stock ownership plan (ESOP)                         (11,000)              (11,349)
     Recognition and retention plans (RRP)                         (4,495)               (4,547)
   Treasury stock                                                 (88,130)              (81,613)
                                                               -----------           ----------
     Total stockholders' equity                                    230,438              224,835
                                                               -----------           ----------
     Total liabilities and stockholders' equity                $ 1,924,613           $1,755,108
                                                               ===========           ==========

  See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings (unaudited)
                        (In thousands except share data)

                                                             Three months ended                Six months ended
                                                                  March 31,                         March 31,
                                                                  ---------                         ---------
                                                              2002             2001             2002             2001
                                                              ----             ----             ----             ----
Interest income:
  Loans                                                   $   28,187       $   27,188       $   56,586       $   53,748
  Investment securities                                        1,018            1,188            1,898            2,613
  Mortgage-backed securities                                   2,940            2,475            5,231            5,076
  Other                                                          298              644              761              660
                                                              ------           ------           ------           ------
     Total interest income                                    32,443           31,495           64,476           62,097
                                                              ------           ------           ------           ------
Interest expense:
  Deposits                                                     9,478           12,961           20,370           25,565
  Other                                                        4,604            3,629            8,701            7,107
                                                              ------           ------           ------           ------
     Total interest expense                                   14,082           16,590           29,071           32,672
                                                              ------           ------           ------           ------

     Net interest income                                      18,361           14,905           35,405           29,425
Provision for loan losses                                        408              209              714              410
                                                              ------           ------           ------           ------
     Net interest income after provision for loan
        losses                                                17,953           14,696           34,691           29,015
                                                              ------           ------           ------           ------

Other income:
  Other fees and service charges                               2,647            2,140            5,007            4,124
  Insurance commissions and fees                                 581              409            1,090              719
  Income from real estate operations                              55              122               89              171
  Gain on sale of mortgage loans                                 493               35              952              101
  Gain on sale of securities                                     ---              ---              ---              554
  Gain (loss) on sale of premises and equipment                   (1)             ---               (7)             691
  Other                                                            9                5               12               10
                                                              ------           ------           ------           ------
     Total other income                                        3,784            2,711            7,143            6,370
                                                              ------           ------           ------           ------

Other expenses:
  Compensation and employee benefits                           5,397            4,607           10,484            9,027
  Occupancy                                                    1,289            1,165            2,550            2,253
  Data processing services                                       676              516            1,263              967
  Advertising and promotion                                      322              286              557              545
  Other                                                        1,551            1,503            3,112            2,897
                                                              ------           ------           ------           ------
     Total other expense                                       9,235            8,077           17,966           15,689
                                                              ------           ------           ------           ------

     Income before income taxes                               12,502            9,330           23,868           19,696
Income tax expense                                             4,883            3,658            9,312            7,700
                                                              ------           ------           ------           ------
     Net income                                           $    7,619       $    5,672         $ 14,556         $ 11,996
                                                          ==========       ==========     ============     ============

     Net income per share
        Basic                                                $ 0.34           $ 0.24           $ 0.64           $ 0.51
                                                             ======           ======           ======           ======
        Diluted                                              $ 0.32           $ 0.24           $ 0.62           $ 0.51
                                                             ======           ======           ======           ======

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                        Six months ended
                                                                                           March 31,
                                                                                      2002               2001
                                                                                      ----               ----
    Cash provided by operating activities:
        Net income                                                                $   14,556         $   11,996
        Adjustments to reconcile net income to net cash provided by operating activities:
            Gain on sale of investment securities available for sale                     ---               (554)
            (Gain) loss on sale of premises and equipment                                  7               (691)
            Gain on sale of real estate owned                                            (14)              (173)
            Gain on sale of loans held for sale                                         (952)              (101)
            Provision for loan losses                                                    714                410
            Depreciation and amortization                                                824              1,248
            Accretion of discount on purchased loans                                     ---                 (4)
            Deferred income tax expense (benefit)                                        120               (214)
            Originations of loans held for sale                                      (48,943)            (8,083)
            Proceeds from sale of loans held for sale                                 54,549              7,744
            Increase in deferred loan fees and costs                                   2,344                908
            (Increase) decrease in accrued interest receivable                           205                (51)
            Increase in other assets                                                     (82)            (1,282)
            Decrease in income taxes payable                                          (3,232)              (108)
            Increase in other liabilities                                                610                805
                                                                              --------------     --------------
              Net cash provided by operating activities                               20,706             11,850
                                                                              --------------     --------------

    Cash used by investing activities:
        Net increase in loans                                                        (66,752)           (87,077)
        Purchase of mortgage-backed securities                                       (74,196)                ---
        Proceeds from principal repayments of mortgage-backed securities              27,837             15,627
        Proceeds from maturities and calls of investment securities
            available for sale                                                        10,000             29,999
        Proceeds from sale of investment securities available for sale                   ---              4,468
        Purchase of investment securities available for sale                         (30,673)           (11,354)
        Proceeds from sale of real estate owned                                          344              1,111
        Purchase of premises and equipment                                            (1,887)            (3,682)
        Proceeds from sale of premises and equipment                                      41                920
        FHLB stock purchase                                                           (2,250)            (1,278)
        Net cash used by purchase of insurance agency                                    ---                 (9)
                                                                              --------------     ---------------
            Net cash used by investing activities                                   (137,536)           (51,275)
                                                                              ---------------    ---------------

                                                                                        Six months ended
                                                                                           March 31,
                                                                                      2002               2001
                                                                                      ----               ----
    Cash provided by financing activities:
        Net increase in deposits                                                     128,220            102,654
        Net proceeds from long-term borrowings                                        50,000             37,553
        Repayments of  borrowings                                                        (34)               (25)
        Decrease in advance payments by borrowers for taxes and insurance            (11,715)            (9,615)
        Dividends paid                                                                (4,831)            (4,362)
        Common stock options exercised                                                 1,144                260
        Purchase of treasury stock                                                    (6,517)            (5,749)
                                                                              ---------------    ---------------
            Net cash provided by financing activities                                156,267            120,716
                                                                              --------------     --------------

            Net increase in cash and cash equivalents                                 39,437             81,291
    Cash and cash equivalents - beginning of period                                   92,792             29,814
                                                                              --------------     --------------
    Cash and cash equivalents - end of period                                       $132,229           $111,105
                                                                              ==============     ==============


    Supplemental disclosures:
        Cash paid for:
             Interest                                                                $29,081            $32,083
            Taxes                                                                     12,425              8,020
        Noncash investing and financing activities:
            Additions to real estate acquired in settlement of loans
              through foreclosure                                                        307              1,853
            Sale of real estate owned financed by the Company                            144                895
            Tax benefit of stock plans credited to capital                               106                149
            Change in unrealized gain on securities available for sale                   102              1,620
            Change in deferred taxes related to securities available for
              sale                                                                       (39)              (624)
            Treasury stock issued to purchase insurance company                          ---                117
            Transfer to short-term borrowings from long-term debt                     15,000                ---


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

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", ("Statement 141") and SFAS No. 142, "Goodwill and Other Intangible Assets," ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Other intangible assets would continue to be amortized over their estimated useful lives. In the transition, any impairment losses will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

The Company adopted the provisions of Statement 141 immediately and the Company adopted Statement 142 effective October 1, 2001. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $3,378,000 that is subject to the transition provisions of Statements 141 and 142. Pursuant to Statement 142, the Company no longer amortizes goodwill. Amortization expense related to goodwill was approximately $300,000 and $223,000 for the years ended September 30, 2001 and 2000, respectively. Upon adoption, the Company did not have a transitional impairment loss. Had goodwill amortization been excluded from net income for the three and six months ended March 31, 2001, net income would have increased to $5,747,117 and $12,143,133 respectively. Basic earnings per share would have increased to $0.25 and $0.52 per share, respectively, and diluted earnings per share would have remained at $0.24 and $0.51 per share, respectively.

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

2).     NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six months ended March 31, 2002 and 2001. Adjustments have been made, where material, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.

                                                       Three months ended                         Six months ended
                                                           March 31,                                 March 31,
                                                           ----------                                ---------
                                                    2002                 2001                2002                 2001
                                                    ----                 ----                ----                 ----

Net income                                          $7,619,435          $5,672,022          $14,556,301          $11,995,919
                                                    ==========           =========           ==========           ==========

Weighted average common shares outstanding:
    Shares outstanding                              23,814,934          24,497,334           23,875,527           24,490,077
    Less weighted average
     Uncommitted ESOP shares                        (1,111,406)         (1,181,246)          (1,120,138)          (1,189,978)
                                                    ----------          ----------           ----------           ----------
        Total
                                                    22,703,528          23,316,088           22,755,389           23,300,099
                                                    ==========          ==========           ==========           ==========

Basic earnings per share                                $ 0.34              $ 0.24               $ 0.64               $ 0.51
                                                         =====               =====                =====                =====

Weighted average common shares outstanding          22,703,528          23,316,088           22,755,389           23,300,099
  Additional dilutive shares related to
    stock benefit plans                                607,524             525,142              551,818              429,540
                                                  ------------         -----------         ------------         ------------
  Total weighted average common shares and
    equivalents outstanding for diluted
    earnings per share computation                  23,311,052          23,841,230           23,307,207           23,729,639
                                                    ==========          ==========           ==========           ==========

Diluted earnings per share                              $ 0.32              $ 0.24               $ 0.62               $ 0.51
                                                         =====               =====                =====                =====


Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

3).     INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of March 31, 2002 are as follows:

                                                              Gross          Gross
                                             Amortized     unrealized     unrealized      Estimated
                                               cost           gains          losses      market value
                                               ----           -----          ------      -----------
                                                            (In thousands)
Available for sale:
    FHLMC notes                              $ 30,326           $ 164           $---       $ 30,490
    FHLB notes                                 30,128             642            ---         30,770
                                               ------             ---            ---         ------
                                               60,454             806            ---         61,260
    Equity securities                           3,998           1,905            ---          5,903
                                                -----           -----            ---          -----
                                               64,452           2,711            ---         67,163
                                               ------           -----            ---         ------
Held to maturity:
    Municipal securities                          200              12            ---            212
                                                  ---              --            ---            ---
                                                  200              12            ---            212
                                                  ---              --            ---            ---

    FHLMC mortgage-backed securities           92,205             561            254         92,512
    FNMA mortgage-backed securities           107,794             999            210        108,583
                                              -------             ---            ---        -------
                                              199,999           1,560            464        201,095
                                              -------           -----            ---        -------
                                             $264,651          $4,283          $ 464       $268,470
                                              =======           =====            ===        =======

The amortized cost and estimated market value of investment and mortgage-backed securities as of September 30, 2001 are as follows:

                                                              Gross          Gross
                                             Amortized     unrealized     unrealized      Estimated
                                               cost           gains          losses      market value
                                               ----           -----          ------      -----------
                                                            (In thousands)
Available for sale:
   FHLB notes                                $ 29,839          $ 1,152            $---         $ 30,991
   FHLMC notes                                 10,089              369             ---           10,458
                                               ------              ---             ---           ------
                                               39,928            1,521             ---           41,449
   Equity securities                            3,877            1,088             ---            4,965
                                                -----            -----             ---            -----
                                               43,805            2,609             ---           46,414
                                               ------            -----             ---           ------
Held to maturity:
   Municipal securities                           200               20             ---              220
                                                  ---               --             ---              ---
                                                  200               20             ---              220
                                                  ---               --             ---              ---

   FHLMC mortgage-backed securities            61,586            1,216             ---           62,802
   FNMA mortgage-backed securities             92,128            1,970             ---           94,098
                                               ------            -----             ---           ------
                                              153,714            3,186             ---          156,900
                                              -------            -----             ---          -------
                                             $197,719           $5,815         $   ---         $203,534
                                              =======            =====          ======          =======

The amortized cost and estimated market value of debt securities at March 31, 2002 and September 30, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  March 31, 2002                   September 30, 2001
                                                  --------------                   ------------------
                                             Amortized      Estimated        Amortized           Estimated
                                               cost       market value         cost            market value
                                               ----       ------------         ----            ------------
                                                                            (In thousands)
Available for sale:
    Due in one year or less                  $19,899         $ 20,531         $ 10,000         $ 10,175
    Due in one to five years                  40,555           40,729           29,928           31,274
                                              ------           ------           ------           ------
                                              60,454           61,260           39,928           41,449
                                              ------           ------           ------           ------
Held to maturity:
    Due after ten years                          200              212              200              220
                                                 ---              ---              ---              ---
                                                 200              212              200              220
                                                 ---              ---              ---              ---
    FHLMC mortgage-backed securities          92,205           92,512           61,586           62,802
    FNMA mortgage-backed securities          107,794          108,583           92,128           94,098
                                             -------          -------           ------           ------
                                             199,999          201,095          153,714          156,900
                                             -------          -------          -------          -------
                                            $260,653         $262,567         $193,842         $198,569
                                             =======          =======          =======          =======

As of March 31, 2002, the Company had pledged mortgage-backed securities with a market value of $14,541,000 and a carrying value of $14,392,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $503,000 and a carrying value of $479,000 to collateralize treasury, tax and loan accounts as of March 31, 2002.

4).     Loans

Loans are summarized below:

                                                March 31,           September 30,
                                                   2002                2001
                                                   ----                ----
Mortgage loans:                                          (In thousands)
    Construction 1-4 family                     $ 129,641             $ 119,648
    Permanent 1-4 family                        1,050,434             1,016,248
    Multi-family                                   18,282                21,314
    Nonresidential                                138,694               129,875
    Land                                           65,051                51,196
                                                ---------             ---------
        Total mortgage loans                    1,402,102             1,338,281
                                                ---------             ---------

Other loans:
    Commercial                                     29,128                31,945
    Home improvement                               25,139                24,973
    Manufactured housing                           14,561                14,607
    Other consumer                                103,828                95,074
                                                ---------             ---------
        Total other loans                         172,656               166,599
                                                ---------             ---------
        Total loans                             1,574,758             1,504,880
                                                ---------             ---------

Less:
    Loans in process                               88,238                84,777
    Net deferred loan fees and discounts            5,712                 4,813
    Allowance for loan losses                      13,914                13,417
                                                ---------             ---------
                                                  107,864               103,007
                                                ---------             ---------
        Total loans, net                       $1,466,894            $1,401,873
                                                =========             =========


An analysis of the allowance for loan losses follows:

                                         Three months ended          Six months ended
                                              March 31,                   March 31,
                                         2002          2001           2002           2001
                                         ----          ----           ----           ----
                                                        (In thousands)
Beginning balance                       $ 13,643      $ 12,942        $ 13,417       $ 12,729
Provision for loan losses                    408           209             714            410
Charge-offs                                 (149)         (193)          (257)          (211)
Recoveries                                    12            50              40             80
                                        --------      --------        --------       --------
Ending balance                          $ 13,914      $ 13,008        $ 13,914       $ 13,008
                                        ========      ========        ========       ========

The allowance for loan losses consists of general allowances of $13,878,000 and $13,417,000 and specific allowances of $36,000 and $0 at March 31, 2002 and September 30, 2001, respectively. The specific allowances relate to impaired loans (primarily consisting of classified commercial loans), other than those evaluated collectively, of $10,343,000 and $5,813,000 at March 31, 2002 and September 30, 2001, respectively. The Company evaluates impaired loans based on
(a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral dependant loan. To the extent that an impaired loan's value is less than the loan's recorded investment, a specific allowance is recorded.

At March 31, 2002 and September 30, 2001, loans with unpaid principal balances of approximately $3,289,000 and $2,585,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of March 31, 2002 and September 30, 2001, approximately $2,793,000 and $2,011,000, respectively, of these loans were in the process of foreclosure.

As of March 31, 2002 and September 30, 2001 mortgage loans which had been sold on a recourse basis had outstanding principal balances of approximately $479,000 and $644,000 respectively.


5).      Comprehensive Income

The following table sets forth the components of the Company's comprehensive income:

                                                             Three months ended                Six months ended
                                                                 March 31,                        March 31,
                                                                 ---------                        ---------
                                                            2002             2001             2002             2001
                                                            ----             ----             ----             ----
                                                                             (In thousands)

Net income                                                  $7,619           $5,672          $14,556        $ 11,996

Other comprehensive income, net of tax:

Unrealized gain (loss) on securities available for sale
    (net of deferred tax of $103 and $506 for the three
    months ended March 31, 2002 and 2001, respectively,
    and $39 and $624 for the six months ended March 31,
    2002 and 2001, respectively)                               163              807               63             996
                                                            ------          -------         --------        --------
Comprehensive income                                        $7,782          $ 6,479         $ 14,619        $ 12,992
                                                            ======          =======         ========        ========


6)       Transfers of Financial Assets and Servicing Rights Retained

Transfers of financial assets, primarily mortgage loans, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Upon completion of a transfer of assets that satisfies the conditions described above to be accounted for as a sale, the Company:

a.   Derecognizes all assets sold
b. Recognizes all assets obtained and liabilities incurred in consideration as proceeds of the sale
c. Initially measures, at fair value, assets obtained and liabilities incurred in a sale
d.   Recognizes in earnings any gain or loss on the sale.

The Company recognized gains on sales of mortgage loans of $493,000 and $35,000, respectively, for the three months ended March 31, 2002 and 2001. For the six months ended March 31, 2002 and 2001, the Company recognized gains on sale of mortgage loans of $952,000 and $101,000, respectively.

The Company receives fees for servicing activities on loans it has sold. These activities include, but are not limited to, collecting principal, interest and escrow payments from borrowers; paying taxes and insurance from escrowed funds; monitoring delinquencies; and accounting for and remitting principal and interest payments. To the extent that the servicing fees exceed or do not provide adequate compensation for the services provided, the Company records a servicing asset or liability for the fair value of the servicing retained. Currently, the servicing fees retained by the Company are just adequate to compensate the Company for the servicing responsibilities. As of March 31, 2002, no servicing assets and/or liabilities were recognized.

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

Results of Operations

Comparisons of quarterly results of operations in this section are between the three months ended March 31, 2002 and March 31, 2001. Comparison of fiscal year to date results is between the six months then ended.

General. Diluted earnings per share for the second fiscal quarter ended March 31, 2002, increased 33.3% to 32 cents per share on net income of $7.6 million, compared to 24 cents per share on net income of $5.7 million for the same period last year. Diluted earnings per share for the six months ended March 31, 2002, increased 21.6% to 62 cents per share on net income of $14.6 million, compared to 51 cents per share on net income of $12.0 million for the same period last year. The increase for both the quarter and six months was due primarily to the growth in the loan portfolio, the increase in the net interest margin due primarily to a decrease in the cost of deposits, and a reduction in shares outstanding due to treasury stock purchases. Diluted earnings per share for the six months ended March 31, 2001, included nonrecurring income of $765,000 or 3 cents per share, after tax, from gains on the sale of an office building and equity securities.

Net Interest Income. Net interest income increased 23.2% to $18.4 million for the quarter ended March 31, 2002, from $14.9 million for the same period last year. For the six months ended March 31, 2002, net interest income increased 20.3% to $35.4 million compared to $29.4 million for the same period last year. This increase for both the quarter and six months was due primarily to the growth in the loan portfolio and to the decrease in the cost of deposits. Average interest-earning assets increased by $190.1 million to $1.766 billion for the six months ended March 31, 2002, from $1.576 billion for the same period last year. The average balance of the loan portfolio increased by $140.1 million. The net interest margin increased to 4.02% for the six months ended March 31, 2002, from 3.74% for the same period last year due primarily to the cost of interest-bearing liabilities decreasing more than the yield on interest-earning assets in the declining interest rate environment. The average deposit mix changed to 38.6% and 61.4% of core deposits and certificates of deposits, respectively, for the six months ended March 31, 2002 from 33.8% and 66.2%, respectively, for the same period last year.

Provision for Loan Losses. The determination of the allowance for loan losses is considered by management to be a critical accounting policy.

The provision for loan losses was $408,000 for the quarter ended March 31, 2002, compared to $209,000 for the same period last year. The provision for the quarter ended March 31, 2002 was principally comprised of a charge of $271,000 related to growth in the loan portfolio and to an increase in the level of classified loans, due primarily to the change in classification of a commercial real estate loan, and $137,000 in net charge offs. The provision for the quarter ended March 31, 2001 was principally comprised of a charge of $143,000 in net charge offs and $66,000 related to an increase in the level of classified loans.

For the six months ended March 31, 2002, the provision for loan losses was $714,000 compared to $410,000 for the same period last year. The provision for the six months ended March 31, 2002 was principally comprised of a charge of $497,000 related to growth in the loan portfolio and to an increase in the level of classified loans, due primarily to the change in classifications of two commercial real estate loans, and $217,000 in net charge offs. The provision for the six months ended March 31, 2001 was principally comprised of a charge of $279,000 related to growth in the loan portfolio and to an increase in the level of classified loans, due primarily to the change in classification of one commercial real estate loan, and $131,000 in net charge offs. Nonperforming loans increased to $3.3 million at March 31, 2002 from $2.3 million at March 31, 2001. The ratio of the allowance for loan losses to total nonperforming loans decreased to 423.02% at March 31, 2002 from 556.67% at March 31, 2001.

There were no significant changes in the estimation methods or fundamental assumptions used in the calculation of the allowance for loan losses at March 31, 2002, compared to September 30, 2001. Furthermore, there was no reallocation of the allowance from September 30, 2001. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Other Income. Other income increased to $3.8 million for the quarter ended March 31, 2002, from $2.7 million for the same period last year. This increase was due primarily to increases of $507,000 in other fees and service charges, $172,000 in insurance commissions and fees and $458,000 in gain on sale of mortgage loans. Other fees and service charges, primarily from fees and service charges on deposit products, were $2.6 million and $2.1 million for the quarters ended March 31, 2002 and 2001, respectively. This increase was due primarily to the growth in transaction accounts. Insurance commissions and fees were $581,000 and $409,000 for the quarters ended March 31, 2002 and 2001, respectively. This increase was due primarily to the acquisition of an insurance agency in the quarter ended March 31, 2001 and to increased fees from the sale of fixed rate annuities. Gain on the sale of mortgage loans was $493,000 and $35,000 for the quarters ended March 31, 2002 and 2001, respectively. This increase was due to an increase in the sale of residential one-to-four family fixed rate mortgage loans to reduce interest rate risk by limiting the growth of long term fixed rate loans in the portfolio.

Other income increased to $7.1 million for the six months ended March 31, 2002, compared to $6.4 million for the same period last year. This increase was due primarily to increases of $883,000 in other fees and service charges, $371,000 in insurance commissions and fees and $851,000 in gain on sale of mortgage loans, partially offset by non-recurring gains of $693,000 on the sale of an office building and $554,000 on the sale of equity securities in the quarter ended December 31, 2000. Other fees and service charges, primarily from fees and service charges on deposit products, were $5.0 million and $4.1 million for the six months ended March 31, 2002 and 2001, respectively. This increase was due primarily to the growth in transaction accounts. Insurance commissions and fees were $1.1 million and $719,000 for the six months ended March 31, 2002 and 2001, respectively. This increase was due primarily to the acquisition of an insurance agency in the quarter ended March 31, 2001 and to increased fees from the sale of fixed rate annuities. Gain on sale of mortgage loans was $952,000 and $101,000 for the six months ended March 31, 2002 and 2001, respectively. This increase is due to an increase in the sale of residential one-to-four fixed rate mortgage loans to reduce interest rate risk by limiting the growth of long term fixed rate loans in the portfolio.

Other Expenses. Other expenses increased to $9.2 million for the quarter ended March 31, 2002, from $8.1 million for the same period last year. This increase was due primarily to increases of $790,000 in compensation and benefits, $124,000 in occupancy expense and $160,000 in data processing services. The increase in compensation and benefits is due primarily to annual salary increases and to additional staff required to support the growth in loans and deposits. The increase in occupancy expense is due primarily to an increase in data processing equipment expense. The increase in data processing services is due primarily to increases resulting from the growth in loans and deposits.

For the six months ended March 31, 2002, other expenses increased to $18.0 million compared to $15.7 million for the same period last year. This increase was due primarily to increases of $1.5 million in compensation and benefits, $297,000 in occupancy expense, $296,000 in data processing services and $215,000 in other expenses. The increase in compensation and benefits is due primarily to annual salary increases and to additional staff required to support the growth in loans and deposits. The increase in occupancy expense is due primarily to an increase in data processing equipment expense. The increases in data processing services and other expenses are due primarily to increases resulting from the growth in loans and deposits.

Income Taxes. Income tax expense increased to $4.9 million for the quarter ended March 31, 2002, from $3.7 million for the same period last year due primarily to an increase in pretax accounting income. The effective tax rates were 39.1% and 39.2% for the quarters ended March 31, 2002 and 2001, respectively.

For the six months ended March 31, 2002, income tax expense increased to $9.3 million from $7.7 million for the same period last year due primarily to an increase in pretax accounting income. The effective tax rates were 39.0% and 39.1% for the six months ended March 31, 2002 and 2001, respectively.

Financial Condition

Comparisons of financial condition in this section are from the end of the preceding fiscal year to March 31, 2002.

Total assets increased to $1.925 billion at March 31, 2002, from $1.755 billion at the fiscal year ended September 30, 2001. The increase is due primarily to the growth in net loans, mortgage-backed securities and interest bearing deposits in other banks.

Interest-bearing deposits in other banks increased to $88.2 million at March 31, 2002, from $51.7 million at September 30, 2001. The increase is due primarily to an increase in funds on deposit at the FHLB resulting from the excess cash provided by the net increase in deposits.

Investment securities available for sale increased to $67.2 million at March 31, 2002, from $46.4 million at September 30, 2001. The increase is due primarily to the purchase of $30.6 million FHLMC and FHLB Notes partially offset by the maturity of a $10.0 million FHLB Note. The purchases were funded with excess cash provided by the net increase in deposits.

Mortgage-backed securities increased to $200.0 million at March 31, 2002, from $153.7 million at September 30, 2001. The increase is due primarily to purchases of $74.2 million of fifteen year fixed rate securities partially offset by $27.8 million of repayments. The purchases were funded with a $50 million long-term fixed rate FHLB advance and excess cash provided by the net increase in deposits.

Net loans increased to $1.467 billion at March 31, 2002, from $1.402 billion at September 30, 2001. The increase is due primarily to loan disbursements of $294.1 million partially offset by repayments of $227.4 million. The increase in net loans for the six months ended March 31, 2002 is due primarily to a net increase of $30.4 million in residential 1-4 family mortgage loans, $14.6 million in land loans, $14.0 million in nonresidential mortgage loans, and $8.9 million in consumer loans.

Deposits increased to $1.328 billion at March 31, 2002, from $1.200 billion at September 30, 2001. The increase is due primarily to a net increase in deposits before interest credited of $111.1 million and interest credited of $17.1 million. The increase in deposits for the six months ended March 31, 2002 is due primarily to an increase of $98.4 million in core deposits and $29.8 million in certificate accounts.

FHLB advances increased to $345.5 million at March 31, 2002, from $295.5 million at September 30, 2001. The increase is due to $50 million of new long-term fixed rate advances taken in order to fund the purchase of $50 million of fifteen year fixed rate mortgage-backed securities.

Stockholders' equity increased to $230.4 million at March 31, 2002, from $224.8 million at September 30, 2001. The increase is due primarily to $14.6 million of earnings for the six months partially offset by $4.8 million of dividends paid and the repurchase of $6.5 million of Company common stock to be held as treasury stock. During the six months, the Company repurchased 385,559 shares at an average price of $16.90 per share to be held as treasury stock in accordance with the Company's stock repurchase program.

At March 31, 2002 the Bank exceeded all regulatory capital requirements as follows:

                                                                                            Excess of Actual
                                                                                             Over Regulatory
                                 Required                            Actual                   Requirements
                                 --------                            ------                   ------------
                                            % of                               % of
                         Amount            Assets            Amount           Assets
                         ------            ------            ------           ------
                                                      (Dollars in thousands)
Tangible Capital          $28,737             1.50%          $191,762           10.01%            $163,025
Core Capital              $57,475             3.00%          $191,762           10.01%            $134,287
Risk-Based Capital        $87,684             8.00%          $204,313           18.64%            $116,629


Cash Flow

The Bank's primary sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds from operations. The Bank will consider increasing its borrowings from the Federal Home Loan Bank (FHLB) from time to time as an alternative to increasing deposit account interest rates. In addition, the Bank holds unpledged fixed and adjustable rate mortgage-backed securities totaling $185.1 million at March 31, 2002 that could be used as collateral under repurchase transactions with securities dealers. Repurchase transactions serve as secured borrowings and provide a source of short-term liquidity for the Bank. At March 31, 2002, the Bank had $786.6 million or 59.2% of the Bank's deposits in certificates of deposits. Based on past experience, management believes that a substantial percentage of these certificates will be renewed at maturity, although there can be no assurance that this will occur. The Bank would use borrowings from the FHLB or repurchase transactions with securities dealers if replacement funding was needed as a result of maturing certificates of deposits.

Net cash provided by the Company's operating activities (i.e. cash items affecting net income) was $20.7 million and $11.9 million for the six months ended March 31, 2002 and 2001, respectively.

Net cash used by the Company's investing activities (i.e. cash used primarily from its investment securities, mortgage-backed securities and loan portfolios) was $137.5 million and $51.3 million for the six months ended March 31, 2002 and 2001, respectively. The increase in cash used in 2002 was principally due to an increase of $19.3 million in the purchase of investment securities available for sale, an increase of $74.2 million in the purchase of mortgage-backed securities and a $24.5 million decrease in proceeds from sale, maturities and calls of investment securities available for sale, partially offset by a $20.3 million decrease in the net increase in loans and a $12.2 million increase in the proceeds from repayments of mortgage-backed securities.

Net cash provided by the Company's financing activities (i.e. cash receipts primarily from net increases (decreases) in deposits and net FHLB advances) was $156.3 million and $120.7 million for the six months ended March 31, 2002 and 2001, respectively. The increase in cash flows in 2002 was primarily due to an increase of $12.4 million in proceeds from FHLB advances and an increase of $25.6 million in the increase in deposits.

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

The following table sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated:

                                                        March 31,          September 30,
                                                          2002                  2001
                                                          ----                  ----
                                                           (Dollars in thousands)
Nonaccrual mortgage loans:
    Delinquent less than 90 days                            $ ---                $ 87
    Delinquent 90 days or more                              2,691               2,139
                                                            -----               -----
      Total                                                 2,691               2,226
Nonaccrual other loans:
    Delinquent less than 90 days                              ---                 176
    Delinquent 90 days or more                                598                 183
                                                              ---                 ---
      Total                                                   598                 359
                                                              ---                 ---
Total nonperforming loans                                   3,289               2,585
Real estate owned, net of related allowance                   750                 917
                                                              ---                 ---
Total nonperforming assets                                $ 4,039             $ 3,502
                                                            =====               =====

Nonperforming loans to total net loans                       .22%                .18%
Total nonperforming assets to total assets                   .21%                .20%
Allowance for loan losses to total loans                     .95%                .96%
Allowance for loan losses to nonperforming loans          423.02%             519.01%
Allowance for loan losses to classified loans             148.97%             251.85%

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

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security-Holders.

An Annual Meeting of Stockholders of the Company was held January 25, 2002 for the purpose of considering and voting upon the following matters:
1.   To elect two directors of the Company for three (3) year terms.

2. To ratify the appointment by the Company's Board of Directors of the firm of KPMG LLP as independent public accountants for the Company for the fiscal year ending September 30, 2002.

The following table sets forth the results as to each matter voted upon:

     PROPOSAL            FOR           AGAINST        ABSTAIN         % APPROVED        BROKER NON-VOTES
     --------            ---           -------        -------          ---------        ----------------
No. 1-
  Abernathy             20,253,890        451,793            ---          98%                 ---
  Enns                  20,253,890        451,793            ---          98%                 ---
No. 2                   20,553,709        109,679         42,295          99%                 ---


Item 5.     Other Information.

On April 10, 2002, the Company announced the expansion of its Board by appointing three additional members. The newly appointed Directors are Larry Lee, Jr., the owner of a St. Lucie County insurance agency, Richard L. Lynch, CPA, a partner of Fogal, Lynch, Johnson and Long and Dr. Edwin R. Massey, President of Indian River Community College serving Martin, St. Lucie,
Okeechobee and Indian River Counties. Each of the Directors was appointed by unanimous vote of the Board of Directors to serve until the next annual meeting of stockholders.

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





                                            HARBOR FLORIDA BANCSHARES, INC.




Date:    May 13, 2002                                      /s/
                                            ----------------------------------
                                            Michael J. Brown, Sr.
                                            President and Chief Executive
                                            Officer



Date:    May 13, 2002                                     /s/
                                            ----------------------------------
                                            Don W. Bebber
                                            Senior Vice President, Finance and
                                            Principal Financial Officer