Form 10-Q
period 2002-06-30
HARBOR FLORIDA BANCSHARES INC
filed 2002-08-14
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: June 30, 2002
                                -------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from _________ to __________


                        Commission file number 000-22817
                                  -------------

                         HARBOR FLORIDA BANCSHARES, INC
                         ------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                             65-0813766
---------                                           -------------------------
(State or other jurisdiction                         (IRS employer
of incorporation or organization)                    identification no.)

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                (Address of principal executive offices/ZIP code)

Registrant's telephone number, including area code          (561) 461-2414
                                                  --------------------------


         Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         As of July 16, 2002, there were 24,196,361 shares of the Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                Table of Contents

Part I.  Financial Information                                              Page

Item 1.  Financial Statements

         Condensed Consolidated Statements of Financial Condition as
         of June 30, 2002 and September 30, 2001
         (unaudited)...........................................................2

         Condensed Consolidated Statements of Earnings for the three and nine months ended June 30, 2002 and 2001
         (unaudited)...........................................................3

         Condensed Consolidated Statements of Cash Flows for the nine
         months      ended     June     30,     2002     and     2001
         (unaudited)...........................................................4

         Notes  to  Condensed   Consolidated   Financial   Statements
         (unaudited)...........................................................6

Item 2.  Management's  Discussion and Analysis of Financial Condition
         and Results of Operations............................................14

Item 3.  Quantitative  and  Qualitative   Disclosures  about  Market
         Risk  and  Asset  and Liability Management...........................20


Part II. Other Information

Item 1.  Legal Proceedings....................................................20

Item 2.  Changes in Securities................................................20

Item 3.  Defaults Upon Senior Securities......................................20

Item 4.  Submission of Matters to a Vote of Security-Holders..................20

Item 5.  Other Information....................................................20

Item 6.  Exhibits and Reports on Form 8-K.....................................20

         Signature Page.......................................................22

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
      Condensed Consolidated Statements of Financial Condition (unaudited)
                                 (In thousands)

                                                                  June 30,         September 30,
                                                                    2002               2001
                                                                    ----              -----
Assets
   Cash and amounts due from depository institutions              $ 51,336             $ 41,134
   Interest-bearing deposits in other banks                         82,010               51,658
   Investment securities held to maturity                              200                  200
   Investment securities available for sale                         96,424               46,414
   Mortgage-backed securities held to maturity                     195,945              153,714
   Loans held for sale                                               3,232                5,373
   Loans, net                                                    1,508,442            1,401,873
   Accrued interest receivable                                       9,392                9,210
   Real estate owned                                                   755                  917
   Premises and equipment                                           24,954               24,101
   Federal Home Loan Bank stock                                     20,277               15,027
   Goodwill, net                                                     3,378                3,378
   Other assets                                                      1,897                2,109
                                                               -----------           ----------
     Total assets                                              $ 1,998,242           $1,755,108
                                                               ===========           ==========

Liabilities and Stockholders' Equity
Liabilities:
   Deposits                                                    $ 1,338,783          $ 1,200,092
    Short-term borrowings                                           15,004               10,043
   Long-term debt                                                  380,532              285,544
   Advance payments by borrowers for taxes and insurance            17,471               22,915
   Income taxes payable                                              1,371                4,138
   Other liabilities                                                 8,553                7,541
                                                               -----------           ----------
     Total liabilities                                           1,761,714            1,530,273
                                                               -----------           ----------

Stockholders' Equity:
   Preferred stock                                                     ---                  ---
   Common stock                                                      3,143                3,121
   Paid-in capital                                                 195,389              192,537
   Retained earnings                                               140,742              125,084
   Accumulated other comprehensive income, net                       1,998                1,602
   Common stock purchased by:
     Employee stock ownership plan (ESOP)                         (10,825)              (11,349)
     Recognition and retention plans (RRP)                         (4,436)               (4,547)
   Treasury stock                                                 (89,483)              (81,613)
                                                               -----------           ----------
     Total stockholders' equity                                    236,528              224,835
                                                               -----------           ----------
     Total liabilities and stockholders' equity                $ 1,998,242           $1,755,108
                                                               ===========           ==========

  See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings (unaudited)
                        (In thousands except share data)

                                                              Three months ended                Nine months ended
                                                                    June 30,                         June 30,
                                                                    --------                         --------
                                                              2002             2001             2002             2001
                                                              ----             ----             ----             ----
Interest income:
  Loans                                                   $   28,782       $   27,831       $   85,369       $   81,579
  Investment securities                                        1,118            1,016            3,016            3,628
  Mortgage-backed securities                                   3,064            2,302            8,294            7,378
  Other                                                          227              846              988            1,506
                                                          ----------       ----------         --------         --------
     Total interest income                                    33,191           31,995           97,667           94,091
                                                          ----------       ----------         --------         --------
Interest expense:
  Deposits                                                     8,884           12,809           29,253           38,374
  Other                                                        4,720            3,797           13,421           10,904
                                                          ----------       ----------         --------         --------
     Total interest expense                                   13,604           16,606           42,674           49,278
                                                          ----------       ----------         --------         --------

     Net interest income                                      19,587           15,389           54,993           44,813
Provision for loan losses                                        403              170            1,117              579
                                                          ----------       ----------         --------         --------
     Net interest income after provision for loan
        losses                                                19,184           15,219           53,876           44,234
                                                          ----------       ----------         --------         --------

Other income:
  Other fees and service charges                               2,761            2,200            7,768            6,324
  Insurance commissions and fees                                 514              483            1,605            1,202
  Income (loss) from real estate operations                       (4)              63               84              234
  Gain on sale of mortgage loans                                 481               93            1,433              194
  Gain on sale of securities                                     467              336              467              889
  Gain (loss) on sale of premises and equipment                   32               (8)              26              683
  Other                                                            8               15               18               25
                                                          ----------       ----------         --------         --------
     Total other income                                        4,259            3,182           11,401            9,551
                                                          ----------       ----------         --------         --------

Other expenses:
  Compensation and employee benefits                           5,545            4,700           16,029           13,727
  Occupancy                                                    1,396            1,326            3,946            3,579
  Data processing services                                       670              569            1,933            1,535
  Advertising and promotion                                      227              303              784              848
  Other                                                        1,656            1,485            4,768            4,382
                                                          ----------       ----------         --------         --------
     Total other expense                                       9,494            8,383           27,460           24,071
                                                          ----------       ----------         --------         --------

     Income before income taxes                               13,949           10,018           37,817           29,714
Income tax expense                                             5,462            3,946           14,774           11,646
                                                          ----------       ----------         --------         --------
     Net income                                           $    8,487       $    6,072         $ 23,043         $ 18,068
                                                          ==========       ==========         ========         ========

     Net income per share
        Basic                                                $ 0.37           $ 0.27           $ 1.01           $ 0.78
                                                             ======           ======           ======           ======
        Diluted                                              $ 0.37           $ 0.25           $ 0.99           $ 0.76
                                                             ======           ======           ======           ======

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                   Nine months ended
                                                                                        June 30,
                                                                                  2002               2001
                                                                                  ----               ----
Cash provided by operating activities:
    Net income                                                                $   23,043         $   18,068
    Adjustments to reconcile net income to net cash provided by operating activities:
        Gain on sale of investment securities available for sale                    (467)              (889)
        (Gain) loss on sale of premises and equipment                                (26)              (683)
        (Gain) loss on sale of real estate owned                                      23               (194)
        Gain on sale of loans held for sale                                       (1,433)              (194)
        Provision for loan losses                                                  1,117                579
        Depreciation and amortization                                              1,390              1,927
        ESOP forfeitures                                                             (57)               (17)
        Accretion of discount on purchased loans                                     ---                 (6)
        Deferred income tax expense (benefit)                                        120               (439)
        Originations of loans held for sale                                      (72,369)           (18,772)
        Proceeds from sale of loans held for sale                                 75,943             17,430
        Increase in deferred loan fees and costs                                   3,214              1,720
        Increase in accrued interest receivable                                     (182)              (640)
        (Increase) decrease in other assets                                          212               (985)
        Increase (decrease) in income taxes payable                               (2,645)               565
        Increase in other liabilities                                                645              1,178
                                                                          --------------     --------------
          Net cash provided by operating activities                               28,528             18,648
                                                                          --------------     --------------

Cash used by investing activities:
    Net increase in loans                                                       (109,652)          (119,098)
    Purchase of mortgage-backed securities                                       (84,143)               ---
    Proceeds from principal repayments of mortgage-backed securities              41,810             25,742
    Proceeds from maturities and calls of investment securities
        available for sale                                                        10,000             39,999
    Proceeds from sale of investment securities available for sale                 1,931              5,330
    Purchase of investment securities available for sale                         (60,934)           (12,473)
    Proceeds from sale of real estate owned                                        1,112              1,435
    Purchase of premises and equipment                                            (2,640)            (4,980)
    Proceeds from sale of premises and equipment                                     101                983
    FHLB stock purchase                                                           (5,250)            (1,278)
    Net cash used by purchase of insurance agency                                    ---                 (9)
                                                                          --------------     --------------
        Net cash used by investing activities                                   (207,665)           (64,349)
                                                                          --------------     --------------

                                                                                   Nine months ended
                                                                                        June 30,
                                                                                  2002               2001
                                                                                  ----               ----

Cash provided by financing activities:
    Net increase in deposits                                                     138,691            107,473
    Net repayments of short-term borrowings                                      (10,000)           (13,000)
    Net proceeds from long-term borrowings                                       110,000             50,553
    Repayments of  borrowings                                                        (51)               (41)
    Decrease in advance payments by borrowers for taxes and insurance             (5,444)            (3,403)
    Dividends paid                                                                (7,385)            (6,664)
    Common stock options exercised                                                 1,693                321
    Purchase of treasury stock                                                    (7,813)            (8,832)
                                                                          --------------     --------------
        Net cash provided by financing activities                                219,691            126,407
                                                                          --------------     --------------

        Net increase in cash and cash equivalents                                 40,554             80,706
Cash and cash equivalents - beginning of period                                   92,792             29,814
                                                                          --------------     --------------
Cash and cash equivalents - end of period                                       $133,346           $110,520
                                                                          ==============     ==============


Supplemental disclosures:
    Cash paid for:
         Interest                                                                $42,640            $48,788
        Taxes                                                                     17,300             11,520
    Noncash investing and financing activities:
        Additions to real estate acquired in settlement of loans
          through foreclosure                                                      1,129              2,073
        Sale of real estate owned financed by the Company                            156                966
        Tax benefit of stock plans credited to capital                               122                155
        Change in unrealized gain on securities available for sale                   643              1,262
        Change in deferred taxes related to securities available for
          sale                                                                      (247)              (487)
        Treasury stock issued to purchase insurance company                          ---                117
        Transfer to short-term borrowings from long-term debt                     15,000                 42


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

The Company adopted the provisions of Statement 141 immediately and the Company adopted Statement 142 effective October 1, 2001. As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $3,378,000 that is subject to the transition provisions of Statements 141 and 142. Pursuant to Statement 142, the Company no longer amortizes goodwill. Amortization expense related to goodwill was approximately $300,000 and $223,000 for the years ended September 30, 2001 and 2000, respectively. Upon adoption, the Company did not have a transitional impairment loss. Had goodwill amortization been excluded from net income for the three and nine months ended June 30, 2001, net income would have increased to $6,148,179 and $18,291,312 respectively. Basic earnings per share for the three and nine months ended June 30, 2001 would have remained at $0.27 and increased to $0.79 per share, respectively, and diluted earnings per share would have increased to $0.26 and $0.77 per share, respectively.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("Statement 145"). Among other things, Statement 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses From Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The provisions of Statement 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002, with early application encouraged. This statement is not expected to have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146") which requires, among other things, recording a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management's future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. The provisions of Statement 146 are effective prospectively for exit and disposal activities initiated after December 31, 2002, with early application encouraged. This statement is not expected to have a material impact on the Company's consolidated financial statements.

2).     NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine months ended June 30, 2002 and 2001. Adjustments have been made, where material, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.

                                                          Three months ended                        Nine months ended
                                                               June 30,                                  June 30,
                                                               ---------                                 --------
                                                       2002                 2001                2002                 2001
                                                       ----                 ----                ----                 ----

Net income                                          $8,486,929          $6,071,954          $23,043,230          $18,067,873
                                                    ==========           =========           ==========           ==========

Weighted average common shares outstanding:
    Shares outstanding                              23,846,382          24,297,206           23,865,812           24,425,786
    Less weighted average
     Uncommitted ESOP shares                        (1,093,948)         (1,163,788)          (1,111,408)          (1,181,248)
                                                    ----------          ----------           ----------           ----------
        Total
                                                    22,752,434          23,133,418           22,754,404           23,244,538
                                                    ==========          ==========           ==========           ==========

Basic earnings per share                                $ 0.37              $ 0.27               $ 1.01               $ 0.78
                                                         =====               =====                =====                =====

Weighted average common shares outstanding          22,752,434          23,133,418           22,754,404           23,244,538
  Additional dilutive shares related to
    stock benefit plans                                682,975             610,912              583,393              490,791
                                                    ----------          ----------           ----------           ----------
  Total weighted average common shares and
    equivalents outstanding for diluted
    earnings per share computation                  23,435,409          23,744,330           23,337,797           23,735,329
                                                    ==========          ==========           ==========           ==========
Diluted earnings per share                              $ 0.37              $ 0.25               $ 0.99               $ 0.76
                                                         =====               =====                =====                =====


Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

3).     INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of June 30, 2002 are as follows:

                                                            Gross           Gross
                                           Amortized     unrealized     unrealized      Estimated
                                              cost          gains          losses      market value
                                              ----          -----          ------      ------------
                                                                (In thousands)
Available for sale:
    FHLMC notes                            $ 40,280           $ 533           $---       $ 40,813
    FHLB notes                               50,128             907            ---         51,035
                                           --------          ------           ----       --------
                                             90,408           1,440            ---         91,848
    Equity securities                         2,764           1,812            ---          4,576
                                           --------          ------           ----       --------
                                             93,172           3,252            ---         96,424
                                           --------          ------           ----       --------
Held to maturity:
    Municipal securities                        200              23            ---            223
                                           --------          ------           ----       --------
                                                200              23            ---            223
                                           --------          ------           ----       --------

    FHLMC mortgage-backed securities         96,861           2,405              1         99,265
    FNMA mortgage-backed securities          99,084           2,788            ---        101,872
                                           --------          ------           ----       --------
                                            195,945           5,193              1        201,137
                                           --------          ------           ----       --------
                                           $289,317          $8,468           $  1       $297,784
                                           ========          ======           ====       ========

The amortized cost and estimated market value of investment and mortgage-backed securities as of September 30, 2001 are as follows:

                                                            Gross           Gross
                                           Amortized     unrealized     unrealized      Estimated
                                              cost          gains          losses      market value
                                              ----          -----          ------      ------------
                                                                (In thousands)
Available for sale:
   FHLB notes                               $ 29,839        $ 1,152           $---       $ 30,991
   FHLMC notes                                10,089            369            ---         10,458
                                            --------         ------           ----       --------
                                              39,928          1,521            ---         41,449
   Equity securities                           3,877          1,088            ---          4,965
                                            --------         ------           ----       --------
                                              43,805          2,609            ---         46,414
                                            --------         ------           ----       --------
Held to maturity:
   Municipal securities                          200             20            ---            220
                                            --------         ------           ----       --------
                                                 200             20            ---            220
                                            --------         ------           ----       --------

   FHLMC mortgage-backed securities           61,586          1,216            ---         62,802
   FNMA mortgage-backed securities            92,128          1,970            ---         94,098
                                            --------         ------           ----       --------
                                             153,714          3,186            ---        156,900
                                            --------         ------           ----       --------
                                            $197,719         $5,815         $  ---       $203,534
                                            ========         ======         ======       ========

The amortized cost and estimated market value of debt securities at June 30, 2002 and September 30, 2001 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  June 30, 2002                   September 30, 2001
                                                  -------------                   ------------------
                                             Amortized      Estimated        Amortized           Estimated
                                               cost       market value         cost            market value
                                               ----       ------------         ----            ------------
                                                                            (In thousands)
Available for sale:
    Due in one year or less                    $30,090       $ 30,725         $ 10,000         $ 10,175
    Due in one to five years                    60,318         61,123           29,928           31,274
                                               -------        -------          -------          -------
                                                90,408         91,848           39,928           41,449
                                               -------        -------          -------          -------
Held to maturity:
    Due after ten years                            200            223              200              220
                                               -------        -------          -------          -------
                                                   200            223              200              220
                                               -------        -------          -------          -------
    FHLMC mortgage-backed securities            96,861         99,265           61,586           62,802
    FNMA mortgage-backed securities             99,084        101,872           92,128           94,098
                                               -------        -------          -------          -------
                                               195,945        201,137          153,714          156,900
                                               -------        -------          -------          -------
                                              $286,553       $293,208         $193,842         $198,569
                                               =======        =======          =======          =======

As of June 30, 2002, the Company had pledged mortgage-backed securities with a market value of $13,666,000 and a carrying value of $13,257,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $1,274,000 and a carrying value of $1,198,000 to collateralize treasury, tax and loan accounts as of June 30, 2002.

4).     LOANS

Loans are summarized below:
                                                 June 30,          September 30,
                                                   2002                2001
                                                   ----                ----
Mortgage loans:                                          (In thousands)
    Construction 1-4 family                     $ 138,148             $ 119,648
    Permanent 1-4 family                        1,064,269             1,016,248
    Multi-family                                   15,673                21,314
    Nonresidential                                151,930               129,875
    Land                                           68,361                51,196
                                                ---------             ---------
        Total mortgage loans                    1,438,381             1,338,281
                                                ---------             ---------

Other loans:
    Commercial                                     30,797                31,945
    Home improvement                               25,289                24,973
    Manufactured housing                           14,815                14,607
    Other consumer                                110,640                95,074
                                                ---------             ---------
        Total other loans                         181,541               166,599
                                                ---------             ---------
        Total loans                             1,619,922             1,504,880
                                                ---------             ---------

Less:
    Loans in process                               91,587                84,777
    Net deferred loan fees and discounts            5,807                 4,813
    Allowance for loan losses                      14,086                13,417
                                                ---------             ---------
                                                  111,480               103,007
                                                ---------             ---------
        Total loans, net                       $1,508,442            $1,401,873
                                                =========             =========


An analysis of the allowance for loan losses follows:

                                  Three months ended              Nine months ended
                                       June 30,                      June 30,
                                  2002          2001            2002           2001
                                  ----          ----            ----           ----
                                                  (In thousands)

Beginning balance               $ 13,914      $ 13,008        $ 13,417       $ 12,729
Provision for loan losses            403           170           1,117            579
Charge-offs                         (250)          (61)          (507)          (271)
Recoveries                            19            92              59            172
                                --------      --------        --------       --------
Ending balance                  $ 14,086      $ 13,209        $ 14,086       $ 13,209
                                ========      ========        ========       ========

The allowance for loan losses consists of general allowances of $14,058,000 and $13,417,000 and specific allowances of $28,000 and $0 at June 30, 2002 and September 30, 2001, respectively. The specific allowances relate to impaired loans (primarily consisting of classified commercial loans), other than those evaluated collectively, of $10,687,000 and $5,813,000 at June 30, 2002 and September 30, 2001, respectively. The Company evaluates impaired loans based on
(a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral dependant loan. To the extent that an impaired loan's value is less than the loan's recorded investment, a specific allowance is recorded.

At June 30, 2002 and September 30, 2001, loans with unpaid principal balances of approximately $2,706,000 and $2,585,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of June 30, 2002 and September 30, 2001, approximately $2,532,000 and $2,011,000, respectively, of these loans were in the process of foreclosure.

As of June 30, 2002 and September 30, 2001 mortgage loans which had been sold on a recourse basis had outstanding principal balances of approximately $413,000 and $644,000 respectively.


5).      COMPREHENSIVE INCOME

The following table sets forth the components of the Company's comprehensive income:

                                                              Three months ended               Nine months ended
                                                                   June 30,                         June 30,
                                                                   --------                         --------
                                                             2002             2001             2002             2001
                                                             ----             ----             ----             ----
                                                                             (In thousands)

Net income                                                  $8,487           $6,072          $23,043        $ 18,068

Other comprehensive income, net of tax:

Unrealized gain (loss) on securities available for sale
   (net of deferred tax of $208 and $(137) for the
   three months ended June 30, 2002 and 2001,
   respectively, and $247 and $487 for the nine months
   ended June 30, 2002 and
   2001, respectively)                                         333             (221)             396             775
                                                            ------          -------         --------        --------

Comprehensive income                                        $8,820          $ 5,851         $ 23,439        $ 18,843
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

The Company recognized gains on sales of mortgage loans of $481,000 and $93,000, respectively, for the three months ended June 30, 2002 and 2001. For the nine months ended June 30, 2002 and 2001, the Company recognized gains on sale of mortgage loans of $1,433,000 and $194,000, respectively.

The Company receives fees for servicing activities on loans it has sold. These activities include, but are not limited to, collecting principal, interest and escrow payments from borrowers; paying taxes and insurance from escrowed funds; monitoring delinquencies; and accounting for and remitting principal and interest payments. To the extent that the servicing fees exceed or do not provide adequate compensation for the services provided, the Company records a servicing asset or liability for the fair value of the servicing retained. Currently, the servicing fees retained by the Company are just adequate to compensate the Company for the servicing responsibilities. As of June 30, 2002, no servicing assets and/or liabilities were recognized.

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

Results of Operations

Comparisons of quarterly results of operations in this section are between the three months ended June 30, 2002 and June 30, 2001. Comparison of fiscal year to date results is between the nine months then ended.

General. Diluted earnings per share for the third fiscal quarter ended June 30, 2002, increased 48.0% to 37 cents per share on net income of $8.5 million, compared to 25 cents per share on net income of $6.1 million for the same period last year. Diluted earnings per share for the nine months ended June 30, 2002, increased 30.3% to 99 cents per share on net income of $23.0 million, compared to 76 cents per share on net income of $18.1 million for the same period last year. The increase for both the quarter and nine months was due primarily to the growth in the loan portfolio, the increase in the net interest margin due primarily to a decrease in the cost of deposits and a reduction in shares outstanding due to treasury stock purchases. Diluted earnings per share for the quarter ended June 30, 2002 included nonrecurring income of $287,000 or 1 cent per share, after tax, from gains on the sale of equity securities. Diluted earnings per share for the nine months ended June 30, 2001, included nonrecurring income of $972,000 or 4 cents per share, after tax, from gains on the sale of an office building and equity securities.

Net Interest Income. Net interest income increased 27.3% to $19.6 million for the quarter ended June 30, 2002, from $15.4 million for the same period last year. For the nine months ended June 30, 2002, net interest income increased 22.7% to $55.0 million compared to $44.8 million for the same period last year. This increase for both the quarter and nine months was due primarily to the growth in the loan portfolio and to the decrease in the cost of deposits. Average interest-earning assets increased by $196.5 million to $1.799 billion for the nine months ended June 30, 2002, from $1.603 billion for the same period last year. The average balance of the loan portfolio increased by $140.0 million. The net interest margin increased to 4.08% for the nine months ended June 30, 2002, from 3.73% for the same period last year due primarily to the cost of interest-bearing liabilities decreasing more than the yield on interest-earning assets in the declining interest rate environment. The average deposit mix changed to 39.2% and 60.8% of core deposits and certificates of deposits, respectively, for the nine months ended June 30, 2002 from 34.3% and 65.7%, respectively, for the same period last year.

Provision for Loan Losses. The determination of the allowance for loan losses is considered by management to be a critical accounting policy and is based upon estimates made by management.

The provision for loan losses was $403,000 for the quarter ended June 30, 2002, compared to $170,000 for the same period last year. The provision for the quarter ended June 30, 2002 was principally comprised of a charge of $290,000 due to growth in the loan portfolio, primarily in the commercial real estate and consumer loan portfolios, and $231,000 for net charge offs partially offset by a credit of $118,000 related to a decrease in the level of classified loans. The provision for the quarter ended June 30, 2001 was principally comprised of a charge of $262,000 due to growth in the loan portfolio, primarily in the residential and consumer loan portfolios, partially offset by credits of $61,000 related to a decrease in the level of classified loans and $31,000 for net loan recoveries.

For the nine months ended June 30, 2002, the provision for loan losses was $1.1 million compared to $579,000 for the same period last year. The provision for the nine months ended June 30, 2002 was principally comprised of a charge of $362,000 due to growth in the loan portfolio, primarily in the commercial real estate and consumer loan portfolios, $307,000 due to an increase in the level of classified loans, due primarily to the change in classifications of two commercial real estate loans, and $448,000 in net charge offs. The provision for the nine months ended June 30, 2001 was principally comprised of a charge of $255,000 related to an increase in the level of classified loans, due primarily to the change in classification of one commercial real estate loan, $225,000 due to loan growth, primarily in the residential and consumer loan portfolios, and $99,000 in net charge offs. Nonperforming loans increased to $2.7 million at June 30, 2002 from $2.5 million at June 30, 2001. The ratio of the allowance for loan losses to total nonperforming loans decreased to 520.50% at June 30, 2002 from 537.69% at June 30, 2001.

There were no significant changes in the estimation methods or fundamental assumptions used in the calculation of the allowance for loan losses at June 30, 2002, compared to September 30, 2001. Furthermore, there was no reallocation of the allowance from September 30, 2001. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Other Income. Other income increased to $4.3 million for the quarter ended June 30, 2002, from $3.2 million for the same period last year. This increase was due primarily to increases of $561,000 in other fees and service charges, $388,000 in gain on sale of mortgage loans and $131,000 in gain on sale of equity securities. Other fees and service charges, primarily from fees and service charges on deposit products, were $2.8 million and $2.2 million for the quarters ended June 30, 2002 and 2001, respectively. This increase was due primarily to the growth in transaction accounts. Gain on the sale of mortgage loans was $481,000 and $93,000 for the quarters ended June 30, 2002 and 2001, respectively. This increase was due to an increase in the sale of residential one-to-four family fixed rate mortgage loans to reduce interest rate risk by limiting the growth of long term fixed rate loans in the portfolio.

Other income increased to $11.4 million for the nine months ended June 30, 2002, compared to $9.6 million for the same period last year. This increase was due primarily to increases of $1.4 million in other fees and service charges, $1.2 million in gain on sale of mortgage loans, $403,000 in insurance commissions and fees partially offset by decreases of $422,000 in gain on the sale of equity securities and $657,000 in gain on the sale of premises and equipment. Other fees and service charges, primarily from fees and service charges on deposit products, were $7.8 million and $6.3 million for the nine months ended June 30, 2002 and 2001, respectively. This increase was due primarily to the growth in transaction accounts. Insurance commissions and fees were $1.6 million and $1.2 million for the nine months ended June 30, 2002 and 2001, respectively. This increase was due primarily to fees from the sale of fixed rate annuities and insurance products. Gain on sale of mortgage loans was $1.4 million and $194,000 for the nine months ended June 30, 2002 and 2001, respectively. This increase was due to an increase in the sale of residential one-to-four fixed rate mortgage loans to reduce interest rate risk by limiting the growth of long term fixed rate loans in the portfolio.
                                       15

Other Expenses. Other expenses increased to $9.5 million for the quarter ended June 30, 2002, from $8.4 million for the same period last year. This increase was due primarily to increases of $845,000 in compensation and benefits, $171,000 in other expenses and $101,000 in data processing services. The increase in compensation and benefits is due primarily to annual salary increases and to additional staff required to support the growth in loans and deposits. The increase in other expenses and data processing services is due primarily to increases resulting from the growth in loans and deposits.

For the nine months ended June 30, 2002, other expenses increased to $27.5 million compared to $24.1 million for the same period last year. This increase was due primarily to increases of $2.3 million in compensation and benefits, $398,000 in data processing services, $386,000 in other expenses and $367,000 in occupancy expenses. The increase in compensation and benefits is due primarily to annual salary increases and to additional staff required to support the growth in loans and deposits. The increases in data processing services and other expenses are due primarily to increases resulting from the growth in loans and deposits. The increase in occupancy expense is due primarily to an increase in data processing equipment expense.

Income Taxes. Income tax expense increased to $5.5 million for the quarter ended June 30, 2002, from $3.9 million for the same period last year due primarily to an increase in pretax accounting income. The effective tax rates were 39.2% and 39.4% for the quarters ended June 30, 2002 and 2001, respectively.

For the nine months ended June 30, 2002, income tax expense increased to $14.8 million from $11.6 million for the same period last year due primarily to an increase in pretax accounting income. The effective tax rates were 39.1% and 39.2% for the nine months ended June 30, 2002 and 2001, respectively.


Financial Condition

Comparisons of financial condition in this section are from the end of the preceding fiscal year to June 30, 2002.

Total assets increased to $1.998 billion at June 30, 2002, from $1.755 billion at the fiscal year ended September 30, 2001. The increase is due primarily to the growth in net loans, investment securities, mortgage-backed securities and interest bearing deposits in other banks.

Interest-bearing deposits in other banks increased to $82.0 million at June 30, 2002, from $51.7 million at September 30, 2001. The increase is due primarily to an increase in funds on deposit at the FHLB resulting from the excess cash provided by the net increase in deposits and FHLB advances.

Investment securities available for sale increased to $96.4 million at June 30, 2002, from $46.4 million at September 30, 2001. The increase is due primarily to the purchase of $60.5 million FHLMC and FHLB Notes partially offset by the maturity of a $10.0 million FHLB Note. The purchases were funded with excess cash provided by the net increase in deposits.

Mortgage-backed securities increased to $195.9 million at June 30, 2002, from $153.7 million at September 30, 2001. The increase is due primarily to purchases of $84.1 million of fifteen year fixed rate securities partially offset by $41.8 million of repayments. The purchases were funded with a $50 million long-term fixed rate FHLB advance and excess cash provided by the net increase in deposits.

Net loans increased to $1.508 billion at June 30, 2002, from $1.402 billion at September 30, 2001. The increase is due primarily to loan disbursements of $442.0 million partially offset by repayments of $332.4 million. The increase in net loans for the nine months ended June 30, 2002 is due primarily to a net increase of $53.9 million in residential 1-4 family mortgage loans, $22.6 million in nonresidential mortgage loans, $18.0 million in land loans, and $16.2 million in consumer loans.

Deposits increased to $1.339 billion at June 30, 2002, from $1.200 billion at September 30, 2001. The increase is due primarily to a net increase in deposits before interest credited of $114.1 million and interest credited of $24.6 million. The increase in deposits for the nine months ended June 30, 2002 is due primarily to an increase of $93.2 million in core deposits and $45.5 million in certificate accounts.

FHLB advances increased to $395.5 million at June 30, 2002, from $295.5 million at September 30, 2001. The increase is due to $100.0 million of new long-term fixed rate advances taken in order to fund the purchase of $50 million of fifteen year fixed rate mortgage-backed securities and to offset the interest rate risk of newly originated residential one-to-four family fixed rate mortgage loans held in the portfolio.

Stockholders' equity increased to $236.5 million at June 30, 2002, from $224.8 million at September 30, 2001. The increase is due primarily to $23.0 million of earnings for the nine months partially offset by $7.4 million of dividends paid and the repurchase of $7.8 million of Company common stock to be held as treasury stock. During the nine months, the Company repurchased 449,596 shares at an average price of $17.50 per share to be held as treasury stock in accordance with the Company's stock repurchase program.

At June 30, 2002 the Bank exceeded all regulatory capital requirements as follows:

                              Required                            Actual
                              --------                            ------                 Excess of Actual
                                         % of                               % of          Over Regulatory
                      Amount            Assets            Amount           Assets          Requirements
                      ------            ------            ------           ------          ------------
                                                   (Dollars in thousands)
Tangible Capital       $29,851             1.50%          $200,038           10.05%            $170,187
Core Capital           $59,701             3.00%          $200,038           10.05%            $140,337
Risk-Based Capital     $91,343             8.00%          $213,337           18.68%            $121,994

Cash Flow

The Bank's primary sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds from operations. The Bank will consider increasing its borrowings from the Federal Home Loan Bank (FHLB) from time to time as an alternative to increasing deposit account interest rates. In addition, the Bank holds unpledged fixed and adjustable rate mortgage-backed securities totaling $181.5 million at June 30, 2002 that could be used as collateral under repurchase transactions with securities dealers. Repurchase transactions serve as secured borrowings and provide a source of short-term liquidity for the Bank. At June 30, 2002, the Bank had $802.2 million or 59.9% of the Bank's deposits in certificates of deposits. Based on past experience, management believes that a substantial percentage of these certificates will be renewed at maturity, although there can be no assurance that this will occur. The Bank would use borrowings from the FHLB or repurchase transactions with securities dealers if replacement funding was needed as a result of maturing certificates of deposits.

Net cash provided by the Company's operating activities (i.e. cash items affecting net income) was $28.5 million and $18.6 million for the nine months ended June 30, 2002 and 2001, respectively.

Net cash used by the Company's investing activities (i.e. cash used primarily from its investment securities, mortgage-backed securities and loan portfolios) was $207.7 million and $64.3 million for the nine months ended June 30, 2002 and 2001, respectively. The increase in cash used in 2002 was principally due to an increase of $48.5 million in the purchase of investment securities available for sale, an increase of $84.1 million in the purchase of mortgage-backed securities and a $33.4 million decrease in proceeds from sale, maturities and calls of investment securities available for sale, partially offset by a $9.4 million decrease in the net increase in loans and a $16.1 million increase in the proceeds from repayments of mortgage-backed securities.

Net cash provided by the Company's financing activities (i.e. cash receipts primarily from net increases (decreases) in deposits and net FHLB advances) was $219.7 million and $126.4 million for the nine months ended June 30, 2002 and 2001, respectively. The increase in cash flows in 2002 was primarily due to an increase of $62.4 million in proceeds from FHLB advances and an increase of $31.2 million in the increase in deposits.

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

The followingtable sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated:

                                                      June 30,            September 30,
                                                       2002                   2001
                                                       ----                   ----
                                                            (Dollars in thousands)
Nonaccrual mortgage loans:
    Delinquent less than 90 days                         $ 872                $ 87
    Delinquent 90 days or more                           1,481               2,139
                                                         -----               -----
      Total                                              2,353               2,226
Nonaccrual other loans:
    Delinquent less than 90 days                           ---                 176
    Delinquent 90 days or more                             353                 183
                                                           ---                 ---
      Total                                                353                 359
                                                           ---                 ---
Total nonperforming loans                                2,706               2,585
Real estate owned, net of related allowance                755                 917
                                                           ---                 ---
Total nonperforming assets                             $ 3,461             $ 3,502
                                                         =====               =====

Nonperforming loans to total net loans                    .18%                .18%
Total nonperforming assets to total assets                .17%                .20%
Allowance for loan losses to total loans                  .93%                .96%
Allowance for loan losses to nonperforming loans       520.50%             519.01%
Allowance for loan losses to classified loans          181.45%             251.85%

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

None

Item 5.     Other Information.

None

Item 6.     Exhibits and Reports on Form 8-K.

(a)         Exhibits.
            --------

The following Exhibits are included with this Report or are incorporated into this Report by reference, as indicated:

Exhibit
Number          Description
------          -----------

3(i)      Certificate   of   Incorporation   of   Registrant   (Exhibit  3.3  to
          Pre-effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-37275 filed November 10, 1997)

3(ii) Bylaws of Registrant (Exhibit 3.4 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-37275, filed November 10, 1997)

Exhibit
Number          Description
------          -----------

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

10(vi) 1998 Stock Incentive Plan for Directors, Officers and Employees (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 26, 1998)

10(vii) Change of Control Agreements (Exhibit 10(vii) to Form 10-K for the year ended September 30, 2000 filed December 29, 2000)

99.1 Certification by Michael J. Brown, Sr., Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

99.2      Certification by Don W. Bebber, Chief Financial Officer pursuant to 18
          U.S.C.   Section   1350,   as  adopted   pursuant  to  ss.906  of  the
          Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K.

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           HARBOR FLORIDA BANCSHARES, INC.




Date:    August 14, 2002                             /s/
                                           ------------------------------
                                           Michael J. Brown, Sr.
                                           President and Chief Executive Officer



Date:    August 14, 2002                             /s/
                                           -------------------------------------
                                           Don W. Bebber
                                           Senior Vice President, Finance and
                                           Principal Financial Officer