Form 10-K
period 2002-09-30
HARBOR FLORIDA BANCSHARES INC
filed 2002-12-27
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   ----------

                                    FORM 10-K

(Mark     One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 2002
                          ---------------------
                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                        Commission file number 000-22817

                         HARBOR FLORIDA BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                             65-0813766
--------------------                                 -----------------------
(State or other jurisdiction                         (I.R.S. employer
Of incorporation or organization)                    identification no.)

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                    (Address of principal executive offices)
                                   (ZIP code)

Registrant's telephone number, including area code   (772) 461-2414
                                                  ---------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock (par value $0.10)
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes (X) No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the average bid and asked price of the common stock as of December 6, 2002 ($21.50) was $514,880,710.

         The number of shares of common stock outstanding on December 6, 2002 was 23,947,940.

         Documents incorporated by reference:

Parts II and IV of Form 10-K

         Annual Report to Shareholders for the fiscal year ended September 30, 2002. With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the 2002 Annual Report to Shareholders is not deemed to be filed as part of this report.

Part III of Form 10-K

         Proxy Statement for the 2002 Annual Meeting of Shareholders.

                                TABLE OF CONTENTS



Item                                                                      Page
 No.                                                                       No.

          Part I

1         Business............................................................4

2         Properties.........................................................21

3         Legal Proceedings..................................................24

4         Submission of Matters to a Vote of Security-Holders................24

          Part II

5         Market for Registrant's Common Equity and
          Related Stockholder Matters.......................................25

6         Selected Financial Data...........................................25

7         Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................25

7A        Quantitative and Qualitative Disclosures about Market
          Risk..............................................................25

8         Financial Statements and Supplementary Data.......................26

9         Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...............................26

          Part III

10        Directors and Executive Officers of the Registrant................26

11        Executive Compensation............................................26

12        Security Ownership of Certain Beneficial Owners and Management....26

13        Certain Relationships and Related Transactions....................26

14        Controls and Procedures...........................................26

          Part IV

15        Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K.......................................................27

          Signatures........................................................29

          Certifications of Chief Executive Officer and
          Chief Financial Officer...........................................30

                                     PART I

Item 1.  Business

General

       Harbor Florida Bancshares, Inc., (the "Company" or "Bancshares"), is a Delaware corporation organized in 1998 and is the holding company for Harbor Federal Savings Bank (the "Bank"), a federally chartered savings bank. The Bank was founded in 1934 as a federally chartered savings institution. The Company owns 100% of the Bank's common stock. Currently, the Company engages in no other significant activities beyond its ownership of the Bank's common stock. Consequently, its net income is derived from the Bank. The Bank provides a wide range of banking and related insurance services and is engaged in the business of attracting deposits primarily from the communities it serves and using these and other funds to originate primarily one-to-four family first mortgage loans. Harbor Insurance Agency, Inc., a wholly owned subsidiary of the Bank, also provides a full range of insurance products.

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

Market Area

         The Company serves communities in six growing and diverse Florida counties. Its headquarters are in Fort Pierce, Florida, located on the eastern coast of Florida between Stuart and Daytona Beach. In addition to its headquarters, it has sixteen branch offices and two insurance agency offices in St. Lucie, Indian River and Martin counties, located on Florida's "Treasure Coast." This area is characterized by both a large retirement and vacation home population and a significant agricultural economy, primarily citrus crops. The Company has eight branch offices located in Brevard County, which encompasses the "Space Coast" of the state. Brevard County has an industrial base fueled primarily by companies related to NASA and the John F. Kennedy Space Center. Prominent electronics concerns such as Harris Corporation are also major employers in this area. The Company also has one branch office in Okeechobee County, a rural, agricultural area, and seven branch offices in Volusia County, where tourism and a large retirement population predominate.

Lending Activities

         General. The Company's principal activity has historically been, and will continue to be for the foreseeable future, the origination of one-to-four family residential mortgage loans. The Company sells conforming loans, primarily to the Federal National Mortgage Association ("FNMA"), and has, on rare occasions, purchased whole loans and loan participations, but it primarily focuses on the origination of loans and retains them in its portfolio for investment. See "Lending Activities, One-to-Four Family Permanent Residential Mortgage Loans" below. The Company also originates one-to-four family residential construction and consumer loans, and consumer installment, commercial real estate and commercial business loans. Substantially all of the Company's mortgage loans are secured by property in its market area and substantially all of its other loans are made to borrowers in its market area.

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

                                                                    At September 30,
                                                                    ----------------
                                  2002                2001                    2000                 1999                   1998
                                  ----                ----                    ----                 ----                   ----
                                      Percent              Percent                Percent               Percent              Percent
                                         of                   of                     of                    of                    of
                             Amount    Total      Amount    Total        Amount    Total       Amount    Total      Amount     Total
                             ------    -----      ------    -----        ------    -----       ------    -----      ------     -----
                                                                         (Dollars in thousands)
                                                                         ----------------------
Mortgage Loans
Construction 1 - 4 Family   $142,181    8.59%     $119,648    7.95%     $106,063    7.88%     $ 91,922    7.94%    $ 66,671    6.62%
Permanent 1 - 4 Family...  1,072,175   64.74     1,016,248   67.53       899,229   66.81       788,408   68.12      707,078   70.26
Multifamily..............     14,995    0.90        21,314    1.42        20,474    1.52        15,141    1.31       11,074    1.10
Nonresidential...........    153,635    9.28       129,875    8.63       120,067    8.92        99,824    8.63       84,254    8.37
Land.....................     82,339    4.97        51,196    3.40        54,731    4.07        41,882    3.62       27,562    2.75
                           ---------   -----     ---------   -----     ---------   -----     ---------   -----      -------   -----
    Total Mortgage Loans.  1,465,325   88.48     1,338,281   88.93     1,200,564   89.20     1,037,177   89.62      896,639   89.10
                           ---------   -----     ---------   -----     ---------   -----     ---------   -----      -------   -----
Other Loans
Commercial...............     34,172    2.06        31,945    2.12        28,606    2.13        21,192    1.83       15,074    1.50
Consumer:
    Home Improvement.....     25,104    1.52        24,973    1.66        21,636    1.61        17,205    1.49       19,016    1.89
    Manufactured
        Housing..........     14,832     .90        14,607     .97        15,736    1.17        16,190    1.40       16,418    1.63
    Other Consumer (1)...    116,591    7.04        95,074    6.32        79,363    5.89        65,489    5.66       59,223    5.88
                           ---------   -----     ---------   -----     ---------   -----     ---------   -----      -------   -----
    Total Other Loans....    190,699   11.52       166,599   11.07       145,341   10.80       120,076   10.38      109,731   10.90
                           ---------   -----     ---------   -----     ---------   -----     ---------   -----      -------   -----
Total Loans Receivable...  1,656,024  100.00%    1,504,880  100.00%    1,345,905  100.00%    1,157,253  100.00%   1,006,370  100.00%
                           ---------  ======     ---------  ======     ---------  ======     ---------  ======    ---------  ======
Less:
Loans in process.........     93,999                84,777                77,074                70,722               46,152
Deferred loan fees and
    discounts............      6,180                 4,813                 4,433                 4,244                3,700
Allowance for loan losses     14,377                13,417                12,729                11,952               11,818
                          ----------            ----------            ----------            ----------           ----------
    Subtotal.............    114,556               103,007                94,236                86,918               61,670
                          ----------            ----------            ----------            ----------           ----------

Total Loans Receivable,
     Net.................  1,541,468             1,401,873             1,251,669             1,070,335              944,700
Loans Held for Sale......      8,263                 5,373                 2,548                 1,747                  714
Mortgage-Backed
    Securities...........    181,269               153,714               165,059               196,971              201,049
                          ----------            ----------            ----------            ----------           ----------
Total.................... $1,731,000            $1,560,960            $1,419,276            $1,269,053           $1,146,463
                          ==========            ==========            ==========            ==========           ==========

 (1) Includes home equity and other second mortgage loans.
                                 ---------------

       The following table shows the maturity or period to repricing of the Company's loan and mortgage-backed securities portfolios at September 30, 2002. Loans that have adjustable rates are shown as being due in the period in which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $446.9, $384.4 and $286.2 million for fiscal years 2002, 2001 and 2000, respectively. Loans having no stated maturity and no schedule of repayments (including delinquent loans), and demand loans are reported as due within one year.

                                              One          Three        Five
                              Within         through      through      through    Ten through   Beyond twenty
                             one year     three years    five years   ten years   twenty years       years          Total
                             --------     -----------  - ----------   ---------   ------------       -----          -----
                                                                 (In thousands)
Mortgage loans:
  1 - 4 family............    $116,139      $58,604      $41,984      $84,165       $347,294        $483,390    $1,131,576
  Other...................      78,215       32,973       37,087       37,082         60,084           1,335       246,776
Other loans:
  Consumer ...............      56,628       16,290       28,477       25,745         28,734             433       156,307
  Commercial .............      33,869          100          ---          ---            ---             ---        33,969
Nonperforming loans (1)...       1,660          ---          ---          ---            ---             ---         1,660
Mortgage-backed securities       5,186       12,973        2,092        4,133        156,885             ---       181,269
                              --------     --------     --------     --------       --------        --------    ----------
    Sub-total.............    $291,697     $120,940     $109,640     $151,125       $592,997        $485,158    $1,751,557
                              ========     ========     ========     ========       ========        ========
Deferred loan fees and
    discounts.............                                                                                          (6,180)
Allowance for loan losses.                                                                                         (14,377)
                                                                                                                ----------
Total (2)(3)..............                                                                                      $1,731,000
                                                                                                                ==========

(1) All nonperforming loans are reported as due within one year regardless of the actual maturity term. (2) Amounts reported do not include principal repayment or prepayment assumptions. (3) Amounts include loans held for sale of $8.3 million at September 30, 2002.
                                 --------------

       The following table sets forth the amount of fixed-rate and adjustable-rate loans at September 30, 2002 due or repricing after September 30, 2003.


                                                        Adjustable
                                       Fixed Rate        Rate              Total
                                       ----------        ----              -----
                                                    (In thousands)
Mortgage loans:
  Permanent 1 - 4 family............     $910,390      $105,047       $1,015,437
  Other.............................       90,414        78,147          168,561
Other loans:
  Consumer .........................       99,679           ---           99,679
  Commercial .......................          100           ---              100
                                       ----------      --------       ----------
Total loans.........................    1,100,583       183,194        1,283,777
Mortgage-backed securities..........      176,083           ---          176,083
                                       ----------      --------       ----------
Total...............................   $1,276,666      $183,194       $1,459,860
                                       ==========      ========       ==========

                                 --------------

       One-to-Four Family Permanent Residential Mortgage Loans. The Company's primary lending activities focus on the origination of one-to-four family residential mortgage loans. The Company generally does not originate one-to-four family residential loans on properties outside of its market area. At September 30, 2002, $1.1 billion or 64.7% of the Company's total loan portfolio and 51.3% of total assets consisted of one-to-four family loans.

       The Company's fixed rate loans generally are originated and underwritten according to standards that permit sales in the secondary market. The decision to sell depends on a number of factors including the yield and the term of the loan, market conditions, and the Company's current portfolio position. In addition, the Company sells loans under the single family Mortgage Revenue Bond Programs through local County Housing Finance Authorities. The servicing on these loans is released. Servicing is retained for all other sold loans.

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

       One-to-Four Family Residential Construction Loans. A part of the Company's loan originations are to finance the construction of one-to-four family homes in the Company's market area. At September 30, 2002, the Company had $142.2 million in such loans, representing 8.6% of total loans. It is the Company's policy to disburse loan proceeds as construction progresses and as warranted by inspections.

       A portion of these loans is made directly to the individual who will ultimately own and occupy the home. Of these, the vast majority are structured at origination to guarantee the permanent financing to the Company as well. In recent years, the origination of these construction loans to individuals is second in volume only to the origination of traditional loans to finance the purchase or refinance of an existing home. However, the significance of this type of lending to the Company is not evident from the amount of these loans in its portfolio at any given time because these construction loans to individuals usually "roll" into permanent financing.

       Consumer Loans. The Company originates consumer loans as an essential element in its retail-oriented strategy. Secured consumer loans include automobile, manufactured housing, boat and truck loans, home equity and home improvement loans as well as loans secured by the borrower's deposit accounts with the Company. The loans for manufactured housing are generally originated within quality, retirement lifestyle communities spread throughout the six county market area. Such communities generally feature amenities such as full service clubhouse facilities, swimming pools, and, in a number of cases, golf courses. These loans are subject to the normal underwriting standards of the Company. Loans are made on either a fixed-rate or adjustable-rate basis, with terms generally up to 15 years. A limited amount of unsecured consumer loans are also originated. At September 30, 2002, consumer-oriented loans accounted for $156.5 million or 9.5% of the Company's total loan portfolio.

       Non-Residential and Land Mortgage Loans. Non-residential mortgage loans are offered on properties within the Company's primary market area using both fixed or adjustable rate programs. The Company originated $46.7, $30.7 and $37.1 million of non-residential mortgage loans in 2002, 2001 and 2000, respectively. At September 30, 2002, nonresidential loans constituted $153.6 million or 9.3% of the Company's total loan portfolio. Origination of these loans plays a subordinate role to the origination of residential mortgage and consumer-related loans.

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

      The Company originates land loans to residential builders, developers and individuals for future residential construction. The majority of these loans are secured by fully developed residential lots. Lot loans are offered with either a fixed or adjustable interest rate and a maximum term of up to 15 years. At September 30, 2002, land loans accounted for $82.3 million or 5.0% of the Company's total loan portfolio.

       Other Loans. The balance of the Company's lending consists of multi-family mortgage and commercial loans. At September 30, 2002, these loans represented $15.0 million or .9% and $34.2 million or 2.1%, respectively, of the Company's total loan portfolio. The multi-family mortgage loans are secured primarily by apartment complexes. These loans are subject to the same lending limits as apply to the Company's commercial real estate lending. The commercial loans primarily represent equipment and other business loans to professionals such as physicians and attorneys. These loans are an integral part of the Company's strategy of seeking synergy between its various deposit and loan products and as a service to existing customers.

Origination and Sale of Loans

       Historically, the Company has sold conforming, newly originated or refinanced 15 and 30-year fixed rate mortgage loans, primarily to the FNMA and the Federal Home Loan Mortgage Corporation (FHLMC), with servicing retained. For the year ending September 30, 2002, the Company sold $100.7 million of conforming newly originated or refinanced 15-30 year fixed rate loans to FNMA.

       In addition, the Company sells loans under the single family Mortgage Revenue Bond Programs through local County Housing Finance Authorities. The servicing on these loans is released, which means the Company does not retain any administrative or collection responsibilities in connection with the loans. For the year ending September 30, 2002, the Company sold $5.7 million in fixed rate loans to local County Housing Finance Authorities.

       The purpose of selling a portion of fixed rate loans from current production is to reduce interest rate risk by limiting the growth of longer term fixed rate loans in the portfolio and to generate service fee income over time. Historically, the Company has not purchased significant amounts of loans.

       The Company receives fees for servicing activities on loans it has sold. These activities include, but are not limited to, collecting principal, interest and escrow payments from borrowers; paying taxes and insurance from escrowed funds; monitoring delinquencies; and accounting for and remitting principal and interest payments. To the extent that the servicing fees exceed or do not provide adequate compensation for the services provided, the Company records a servicing asset or liability for the fair value of the servicing retained. Currently, the servicing fees retained by the Company are just adequate to compensate the Company for the servicing responsibilities. As of September 30, 2002 and 2001, no servicing assets and/or liabilities were recognized.

       The following table shows total loan origination activity including mortgage-backed securities, during the periods indicated.

                                                                       Years Ended September 30,
                                                            2002                2001                2000
                                                            ----                ----                ----
                                                                           (In thousands)
Mortgage loans (gross):
  At beginning of year (1)..............                 $1,343,699          $1,203,146        $1,038,954
  Mortgage loans originated:
    Construction 1-4 Family.............                   212,956              151,440           125,539
    Permanent 1-4 Family................                   310,545              228,169           143,334
    Multi-family........................                    10,122                2,739             7,211
    Nonresidential......................                    46,748               30,746            37,063
    Land................................                    46,676               21,316            51,283
                                                        ----------           ----------        ----------
  Total mortgage loans originated (2)...                   627,047              434,410           364,430
  Mortgage loans sold...................                  (104,177)             (29,021)           (5,224)
  Principal repayments..................                  (392,039)            (263,211)         (193,466)
  Mortgage loans transferred to real estate owned             (915)              (1,625)           (1,548)
                                                        ----------           ----------        ----------
  At end of year (1)....................                $1,473,615           $1,343,699        $1,203,146
                                                        ==========           ==========        ==========
Other loans (gross):
  At beginning of year..................                 $ 166,599            $ 145,341          $120,076
  Other loans originated................                   109,068              143,631           118,446
  Principal repayments..................                   (84,968)            (122,373)          (93,181)
                                                        ----------           ----------        ----------
  At end of year........................                 $ 190,699            $ 166,599          $145,341
                                                        ==========           ==========        ==========
Mortgage-backed securities (gross):
  At beginning of year..................                  $153,714             $165,059          $196,971
  Mortgage-backed securities purchased..                    84,143               26,112               ---
  Principal repayments..................                   (56,588)             (37,457)          (31,912)
                                                        ----------           ----------        ----------
  At end of year........................                  $181,269             $153,714          $165,059
                                                        ==========           ==========        ==========

       (1) Includes loans held for sale.
       (2) Loans originated represent loans closed, however all loans may not be fully disbursed at time of closing.
                              --------------------

Mortgage-backed Securities

       A substantial part of the Company's business involves investments in mortgage-backed securities issued or guaranteed by an agency of the United States government. Historically, the Company's mortgage-backed securities portfolio has consisted primarily of pass-through mortgage participation certificates issued by FHLMC and FNMA. These pass-through certificates represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the loans' originators, through the FHLMC and FNMA that pools and packages the participation interests into the form of securities, to investors such as the Company. The FHLMC and FNMA guarantee the payment of principal and interest. The underlying pool of mortgages can consist of either fixed-rate or adjustable-rate loans. At September 30, 2002, the Company's portfolio of mortgage-backed securities consisted entirely of FHLMC and FNMA participation certificates. Of the $181.3 million in mortgage-backed securities at that date, approximately $4.6 million or 2.5% represented adjustable-rate securities and $176.7 million or 97.5% represented fixed-rate securities with anticipated maturity dates from 7 months to 25 years.

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

    The Company's fixed-rate mortgage-backed securities consist of both long-term and balloon securities. The long-term securities have original maturity terms of ten, fifteen and thirty years. The balloon securities have principal and interest amortization based on a thirty-year maturity schedule with final principal balloon payments due in seven or ten years from the date of the security. Balloon mortgage-backed securities are held in the portfolio as a means of reducing the average life of the fixed-rate portfolio. A shorter average portfolio life will help reduce the interest rate risk associated with these investments. As of September 30, 2002, long-term, fixed-rate mortgage-backed securities amounted to $161.2 million, which included $159.7 million in fifteen-year and $1.5 million in thirty-year securities. In addition, seven-year and ten-year balloon mortgage-backed securities amounted to $13.5 million and $2.0 million, respectively.

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

       Residential delinquencies are handled by the Loan Collections Department. This department begins collection efforts on residential loans when a loan appears on the 15-day delinquent list. Borrowers are sent a notice to accelerate the debt when the debt is 45 days delinquent. If the delinquent account has not been corrected, foreclosure proceedings are begun generally at the 75th day of delinquency. At September 30, 2002 residential loans delinquent 90 days and longer represented .1% of the total residential loan portfolio.

       Commercial delinquent accounts are processed by the Special Asset and Lending Departments. For commercial accounts classified as Substandard, as defined below, or worse, the Special Asset Department has jurisdiction over the collection efforts. As with residential delinquent loans, any commercial loans 90 days past due, or where the collection of the interest or full principal is considered doubtful, are placed on a non-accrual basis.

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

       The following table shows the Company's loans delinquent 90 days or more and loan delinquencies as a percent of total loans at the dates indicated.


                                                       September 30,
                                    2002                    2001                   2000
                                    ----                    ----                   ----
                                                      (Dollars in thousands)
                                  Number   Amount       Number  Amount          Number   Amount
Mortgage loans:
  Construction and land.........    ---      $ ---       ---     $ ---           ---      $ ---
  Permanent 1 - 4 family........     20      1,170        20     1,348            23      1,390
  Other mortgage................      1         67         3       791             3        641
                                     --     ------        --    ------            --     ------
  Total mortgage loans..........     21      1,237        23     2,139            26      2,031
Other loans.....................     13        423         9       183            12        230
                                     --     ------        --    ------            --     ------
Total loans.....................     34     $1,660        32    $2,322            38     $2,261
                                     ==     ======        ==    ======            ==     ======

Delinquent loans to total loans.             .11 %                .18%                     .18%

       As of September 30, 2002, 2001 and 2000, $0, $263,000 and $505,000,
respectively, of loans were on nonaccrual status which were less than 90 days past due.

       Nonperforming Assets. The Company also places emphasis on improving asset quality and asset quality has improved each year since 1997 when nonperforming assets as a percentage of total assets was .43%. The Company's nonperforming assets as a percentage of total assets has decreased from .20% at September 30, 2001 to .11% at September 30, 2002.

       Loans 90 days past due are generally placed on non-accrual status. The Company ceases to accrue interest on a loan once it is placed on non-accrual status, and interest accrued but unpaid at that time is charged against interest income. Additionally, any loan where it appears evident that the collection of interest is in doubt is also placed on a non-accrual status. The Company evaluates impaired loans (primarily consisting of classified loans) based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral dependent loan. To the extent that an impaired loan's value is less than the loan's recorded investment, a specific allowance is recorded. The investment in impaired loans, other than those evaluated collectively for impairment, at September 30, 2002 and 2001 was $8,941,000 and $5,813,000,
respectively. The average recorded investment in impaired loans during the years ended September 30, 2002 and 2001 was approximately $9,469,000 and $4,949,000, respectively. The total specific allowance for loan losses related to these loans was $0 on September 30, 2002 and 2001. Interest income on impaired loans of approximately $743,000 and $437,000 was recognized in the years ended September 30, 2002 and 2001, respectively.

       If a foreclosure action is instituted on a real estate-secured loan and the loan is not reinstated, paid in full, refinanced, or deeded back to the Company, the property is sold at a foreclosure sale at which the Company may be the buyer. Thereafter, such acquired property is listed in the Company's real estate owned ("REO") account or that of a subsidiary, until the property is sold. Upon acquisition, the Company records all REO at the lower of its fair value (less estimated costs to dispose), or cost. The fair value is based upon the most recent appraisal and management's evaluation. If the fair value of the asset is less than the loan balance outstanding, the difference is charged against the Company's loan loss allowance prior to transferring the asset to REO. Should the foreclosure sale not produce sufficient proceeds to pay the loan balance and court costs, the Company's attorneys, where appropriate, may pursue the collection of a deficiency judgment against the responsible borrower.

       It is the Company's policy to try to liquidate its holdings in REO on a timely basis while considering both market conditions and the cost of carrying REO properties. The Company also finances the sales of REO properties. Administration of REO property is handled by the Special Asset Department, which is responsible for the sale of all residential and commercial properties. In those instances where the property may be located outside the Company's market area or where the property, due to its nature, requires certain expertise (i.e., hotels, apartment complexes), outside management firms may be utilized.

    At the dates indicated, nonperforming assets in the Company's portfolio were as follows:


                                                                             September 30,
                                                 ----------------------------------------------------------------------
                                                       2002           2001          2000          1999            1998
                                                       ----           ----          ----          ----            ----
                                                                        (Dollars in thousands)
Non-accrual mortgage loans:
  Delinquent less than 90 days.............           $  ---         $  87        $  ---        $  ---          $  ---
  Delinquent 90 days or more...............            1,237         2,139         2,031         2,343           1,880
                                                      ------        ------        ------        ------          ------
     Total.................................            1,237         2,226         2,031         2,343           1,880
                                                      ------        ------        ------        ------          ------
Non-accrual other loans:
  Delinquent less than 90 days.............              ---           176           505           ---              25
  Delinquent 90 days or more...............              423           183           230           198             542
                                                      ------        ------        ------        ------          ------
     Total.................................              423           359           735           198             567
                                                      ------        ------        ------        ------          ------
Total non-accrual loans....................            1,660         2,585         2,766         2,541           2,447
Accruing loans 90 days or more delinquent .              ---           ---           ---           ---             ---
                                                      ------        ------        ------        ------          ------
  Total nonperforming loans................            1,660         2,585         2,766         2,541           2,447
                                                       -----         -----         -----         -----           -----
Other nonperforming assets:
  Real estate owned........................              733           917           871           911           3,168
    Less allowance for losses..............              ---           ---           ---           ---            (634)
                                                      ------        ------        ------        ------          ------
      Total................................              733           917           871           911           2,534
                                                      ------        ------        ------        ------          ------
Total nonperforming assets, net............           $2,393        $3,502        $3,637        $3,452          $4,981
                                                      ======        ======        ======        ======          ======
Nonperforming loans to total net loans.....             0.11%         0.18%         0.22%         0.24%           0.26%
Total nonperforming assets to
  Total assets.............................             0.11%         0.20%         0.23%         0.24%           0.37%

       For the year ended September 30, 2002, interest income of $103,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income was actually included in net income regarding non-accrual loans during the same period.

       Management evaluates each REO property on no less than a quarterly basis to assure that the net carrying value of the property on the Company's books is no greater than the fair market value less estimated costs to dispose. When necessary, the property is written down or specific allowances are established to reduce the carrying value.

                                             REO Allowances

                                           Years Ended September 30,
                             ---------------------------------------------------

                                  2002              2001             2000
                                  ----              ----             ----
                                              (In thousands)
Beginning balance............     $---             $---            $ ---
Provision for losses.........      ---                4               25
Charge-offs..................      ---               (4)             (25)
                                  ----             ----             ----
Ending balance...............     $---             $---             $---
                                  ====             ====             ====

       Provision for losses on REO is included in income from real estate operations on the Company's consolidated statements of earnings.

       Not included in the preceding table are net gains, (losses) or recoveries on the sale of real estate owned of $35,000, $215,000 and $271,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

       Classified Assets. Under OTS regulations, problem assets of insured institutions are classified as either "substandard," "doubtful" or "loss." An asset is considered "substandard" if the current net worth and paying capacity of the obligor and/or the value of the collateral pledged are no longer adequate to support the loan. "Substandard" assets are characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that the continuance as assets without the establishment of a specific loss reserve is not warranted. In addition to the classification of assets as "substandard," "doubtful" or "loss," the OTS regulations also require that assets that do not currently expose the Company to a sufficient degree of risk to warrant one of the three foregoing classifications but which do possess credit deficiencies or potential weaknesses deserving management's close attention must be designated "special mention."

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

       The following table presents the Company's classified assets at the dates indicated.


                                             September 30,
                              2002               2001             2000
                              ----               ----             ----
                                            (In thousands)
Substandard:
  Real Estate Owned.......    $ 733              $ 917            $ 871
  Loans...................    6,348              5,098            4,580
                             ------             ------           ------
    Total Substandard.....    7,081              6,015            5,451
Doubtful..................      203                229              ---
Loss......................      ---                ---              ---
                             ------             ------           ------
                             $7,284             $6,244           $5,451
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

       The following tables set forth an analysis of the Company's allowance for loan losses at the dates indicated.


                                                                 Years Ended September 30,
                                       ------------------------------------------------------------------------
                                         2002             2001           2000             1999           1998
                                         ----             ----           ----             ----           ----
                                                              (Dollars in thousands)
Balance at beginning of year...        $13,417          $12,729        $11,952          $11,818        $11,691
    Provision for losses.......          1,515              798            847              816            297
Charge-offs:
    Residential................            (15)             (20)           (75)             (22)          (259)
    Commercial real estate.....            (87)             ---            (30)             (49)            ---
    Consumer...................           (266)            (231)          (125)            (324)          (213)
    Other......................           (299)            (102)            (3)            (367)          (102)
                                       -------          -------        -------          -------        -------
       Total charge-offs.......           (667)            (353)          (233)            (762)          (574)

Recoveries:
    Residential................             49               25             40               39             86
    Commercial real estate.....              2              ---             39               21              2
    Consumer...................             56               21             70               14             16
    Other......................              5              197             14                6            300
                                       -------          -------        -------          -------        -------
       Total recoveries........            112              243            163               80            404

Balance at end of year.........        $14,377          $13,417        $12,729          $11,952        $11,818
                                       =======          =======        =======          =======        =======

Allowance for loan losses to total
    loans......................           .93%             .96%          1.02%            1.12%          1.25%
Allowance for loan losses to  total
    non-performing loans.......        865.87%          519.01%        460.19%          470.31%        483.13%
Allowance for loan losses and
    allowance for REO to total non-
    performing assets..........        600.72%          383.09%        350.02%          346.20%        221.80%
Net charge-offs to  average loans
    outstanding during the period        0.04%            0.01%          0.01%            0.07%          0.02%
Classified loans to total net loans
                                         0.43%            0.38%          0.37%            0.48%          0.59%

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


                                                                       September 30,
                       ------------------------------------------------------------------------------------------------------------
                               2002                    2001                 2000                  1999                 1998
                               ----                    ----                 ----                  ----                 ----
                                   % of Loans            % of Loans           % of Loans            % of Loans           % of Loans
                                    in Each               in Each              in Each               in Each              in Each
                                   Category to           Category to          Category to           Category to          Category to
                         Amount    Total Loans  Amount   Total Loans Amount   Total Loans   Amount  Total Loans   Amount Total Loans
                         ------    -----------  ------   ----------- -------  -----------   ------  -----------   ------ -----------
Allowance at end of                                                      (Dollars in thousands)
  period applicable to:
Residential...........     $ 3,160     73.32%   $ 3,177    75.48%   $ 2,820      74.69%    $ 2,605    76.06%     $ 2,251    76.88%
Commercial real estate       6,884     15.16      5,931    13.45      6,192      14.51       6,142    13.56        5,986    12.22
Consumer .............       3,056      9.46      2,786     8.95      2,432       8.67       2,128     8.55        2,310     9.40
Commercial business...       1,277      2.06      1,523     2.12      1,285       2.13       1,077     1.83        1,271     1.50
                           -------    ------    -------   ------    -------     ------     -------   ------      -------   ------
    Total.............     $14,377    100.00%   $13,417   100.00%   $12,729     100.00%    $11,952   100.00%     $11,818   100.00%
                            ======    ======     ======   ======     ======     ======      ======   ======       ======   ======
                                                          ------------------


Investment Activities

       The Company invests primarily in overnight funds, U.S. Government and agency obligations, and Federal Home Loan Bank capital stock. The Company does not invest in derivatives, collateralized mortgage obligations or other hedging instruments.

       The table below summarizes the carrying value and estimated market value of the Company's portfolio of investment securities at the dates indicated.


                                                                September 30,
                                                                -------------
                                        2002                         2001                        2000
                                        ----                         ----                        ----
                                                               (In thousands)
                              Carrying         Market       Carrying       Market       Carrying       Market
                                Value          Value          Value        Value         Value          Value
                                -----          -----          -----        -----         -----          -----
Available for sale:
  FHLB notes..........          $91,639        $91,639       $30,991        $30,991      $59,299       $59,299
  FNMA notes..........              ---            ---           ---            ---       19,939        19,939
  FHLMC notes.........           51,132         51,132        10,458         10,458          ---           ---
  Equity securities...            4,434          4,434         4,965          4,965        6,529         6,529
                               --------       --------       -------        -------      -------       -------
      Total                    $147,205       $147,205       $46,414        $46,414      $85,767       $85,767
                               ========       ========      ========       ========     ========      ========
Held to maturity:
  Municipal securities              200            245           200            220          200           200
                               --------       --------       -------        -------      -------       -------
      Total...........        $     200      $     245     $     200      $     220    $     200     $     200
                               ========       ========      ========       ========     ========      ========

FHLB stock............          $22,276        $22,276       $15,027        $15,027      $12,500       $12,500


      The table below presents the contractual maturities and weighted average yields of investment securities at September 30, 2002 excluding FHLB stock and equity securities. Yields on tax exempt obligations are not reported on a tax equivalent basis.


                    One Year or Less     One to Five Years       More Than Five Years       Total Investment Securities
                    ----------------     -----------------       --------------------       ---------------------------
                                                                (Dollars in thousands)
                                                                                        Average
                              Weighted               Weighted              Weighted    Remaining                          Weighted
                   Carrying   Average    Carrying    Average    Carrying   Average      Years to    Carrying    Market     Average
                    Value      Yield       Value      Yield      Value      Yield       Maturity     Value      Value       Yield
                    -----      -----       -----      -----      -----      -----       --------     -----      -----       -----
FHLB Notes          $ 30,666    5.47%     $60,973     2.95%      $ ---       ---            1.3     $91,639    $91,639      3.79%
FHLMC Notes           30,692    3.69       20,440     2.70         ---       ---            1.2      51,132     51,132      3.30
Municipal
  Securities             ---     ---          ---      ---         200      7.40           11.1         200        245      7.40


                               ------------------


Sources of Funds

     Deposits. The Company offers a number of different deposit accounts, including regular savings, interest-bearing checking or NOW accounts, non-interest checking, money market accounts, term certificate accounts and individual retirement accounts.

     The Company has thirty-one full-service banking offices and one in-store branch location in addition to its home office in Fort Pierce. The Company's strategy has been to have conveniently located offices in growth markets as one of its main methods of attracting funds. The Company's deposits primarily are obtained from areas surrounding its offices. Certificate accounts in excess of $100,000 are not actively solicited nor are brokers used to obtain deposits.

     During the year ended September 30, 2000, the Company began offering internet banking services. This online service allows customers the ability to access their accounts through any computer terminal that has internet browser capabilities, using secure technology. Customers benefit by having access to their accounts and being able to initiate transactions at the time that suits them best. The Company also offers a bill pay service.

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

      Management believes that demand and passbook accounts are less sensitive to changes in interest rates than other types of accounts, such as certificates of deposit. As of September 30, 2002 the Company had 39.13% of its deposits in passbook and demand accounts, 59.33% in certificates of deposit and 1.54% in official checks. When management determines the levels of its deposit rates, consideration is given to local competition, U.S. Treasury securities offerings, and anticipated funding requirements.

     The following table sets forth the distribution of the Company's deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented. Management does not believe that the use of year-end balances instead of average monthly balances produces any material difference in the information presented:


                                                                      September 30
                                                                      ------------
                                           2002                                 2001                              2000
                                           -----                                ----                              ----
                                                                                          Weighted                         Weighted
                                                     Weighted                              Average                          Average
                                                     Average                               Nominal                          Nominal
                             Amount      Percent   Nominal Rate    Amount      Percent      Rate     Amount      Percent     Rate
                             ------      -------   ------------    ------      -------      ----     ------      -------     ----
                                                                    (Dollars in thousands)
Demand accounts:
  Non-interest
   Bearing demand            $ 158,599    11.56%       N/A         $ 122,115    10.17%       N/A       $102,534     9.33%     N/A
  NOW accounts                  94,494     6.88        .27%           80,342     6.69         .50%       70,881     6.45       .74%
  Money market accounts        168,660    12.29       1.44           128,454    10.71        2.54        95,223     8.67      4.49
                            ----------   ------       ----        ----------   ------        ----    ----------   ------      ----
  Subtotal                     421,753    30.73        .64           330,911    27.57        1.11       268,638    24.45      1.79
Savings accounts:
  Passbook                     115,306     8.40        .52            96,516     8.04        1.05        95,431     8.69      1.58
Certificate accounts           814,127    59.33       3.74           756,727    63.06        5.43       722,739    65.79      5.84
Official checks                 21,176     1.54        N/A            15,938     1.33        N/A         11,729     1.07      N/A
                            ----------   ------       ----        ----------   ------        ----    ----------   ------      ----
  Total deposits            $1,372,362   100.00%      2.46%       $1,200,092   100.00%       3.81%   $1,098,537   100.00%     4.42%
                            ==========   ======       ====        ==========   ======        ====    ==========   ======      ====


    The following table sets forth the Company's certificate accounts classified by rates as of the dates indicated.


                                               September 30,
                            ----------------------------------------------------
                                   2002              2001                2000
                                   ----              ----                ----
                                            (Dollars in thousands)
  0.00 - 3.00%.............    $ 227,361          $ 10,875               $ 103
  3.01 - 4.00%.............      318,683            90,812               5,081
  4.01 - 5.00%.............      122,280           181,100             124,393
  5.01 - 6.00%.............       56,015           183,727             300,063
  6.01 - 7.00%.............       87,692           282,215             279,215
  7.01 - 8.00%.............        2,096             7,980              13,866
  8.01 - 9.00%.............          ---                18                  18
                                --------          --------            --------
Total certificate accounts.     $814,127          $756,727            $722,739
                                ========          ========            ========

    At September 30, 2002, the Company had certificate accounts in amounts of $100,000 or more maturing as follows:



Maturity Period                                                    Amount
---------------                                                    ------
                                                              (In thousands)
3 Months or Less......................................             $40,617
Over 3 to 6 Months....................................              40,595
Over 6 to 12 Months...................................              38,363
Over 12 Months........................................              32,353
                                                                  --------
Total.................................................            $151,928
                                                                  ========

    The following table contains information regarding deposit account activity for the periods shown.


                                                                     Years Ended September 30,
                                                     ---------------------------------------------------
                                                          2002            2001          2000
                                                          ----            ----          ----
                                                                   (Dollars in thousands)
Net increase before interest credited                 $140,476         $ 57,748       $ 83,446
Interest credited                                       31,794           43,807         37,496
                                                        ------           ------         ------
Deposit account increase                              $172,270         $101,555       $120,942
                                                      ========         ========       ========
Weighted average cost of deposits during the year        2.93%            4.34%          4.07%
Weighted average cost of deposits at end of year         2.46%            3.81%          4.42%


      Borrowings. The Company is a member of the FHLB. The FHLB offers various fixed rate and variable rate advances to its members. The FHLB underwrites each advance request based on factors such as adequacy and stability of capital position, quality and composition of assets, liquidity management, level of borrowings from all sources and other such factors. Pursuant to a collateral agreement with the FHLB, advances are secured by all stock in the FHLB and a blanket floating lien that requires the Company to maintain qualifying first mortgage loans as pledged collateral in an amount equal to, when discounted at 75% of the unpaid principal balances, the advances.

      As of September 30, 2002, the Company had $445.5 million of outstanding FHLB advances. Of this amount, $423.5 million have maturity dates of twenty-one months or longer. The remaining $22 million of FHLB advances are short-term, with maturity dates of twelve months or less. Of the $423.5 million long-term FHLB advances, the FHLB could call $85 million on specified dates in 2003, $60 million on specified dates in 2005, $75 million on specified dates in 2006, and $160 million on specified dates in 2007.

      As of September 30, 2002, the Company had a total credit limit of $522.8 million and an availability limit of $77.3 million with the FHLB.

      In addition to FHLB advances, the Company had $163.7 million of unpledged mortgage-backed securities at September 30, 2002. These unpledged mortgage-backed securities could be used as collateral under reverse repurchase transactions with various security dealers. Such borrowing transactions could provide additional cash and liquidity to the Company in the event of sudden or unforeseen deposit withdrawals.

      The Company recognizes the maturity characteristics of its time deposit portfolio. Management believes that unused FHLB advances and other borrowing sources would provide sufficient funding for potential deposit withdrawals.

      The following table sets forth information regarding the Company's borrowing at and for the periods indicated:


                                                               At or for the Year Ended September 30,
                                                                    2002          2001         2000
                                                                    ----          ----         ----
                                                                   (Dollars in thousands)
FHLB Advances:
      Average Balance............................                $352,199     $266,340     $232,917
      Maximum balance at any month-end...........                 445,528      295,544      247,000
      Balance at year end........................                 445,528      295,544      238,000
      Weighted average interest rate during the year                 5.34%        5.56%        5.67%
      Weighted average interest rate at year end.                    4.97%        5.40%        5.64%
Other Borrowings:

      Average Balance............................                   $  20        $  69        $  16
      Maximum balance at any month-end...........                      43           91           99
      Balance at year end........................                     ---           43           91
      Weighted average interest rate during the year                13.82%       18.84%       35.15%
      Weighted average interest rate at year end.                     .00%        8.00%        8.00%
Total Borrowings:
      Average Balance............................                $352,219     $266,409     $232,933
      Maximum balance at any month-end...........                 445,528      295,587      247,099
      Balance at year end........................                 445,528      295,587      238,091
      Weighted average interest rate during the year                 5.34%        5.57%        5.67%
      Weighted average interest rate at year end.                    4.97%        5.40%        5.64%

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

     The Company has four active subsidiary corporations. Appraisal Analysts, Inc. provides real estate appraisal services to the Company as well as third parties. H. F. Development Company, Inc. serves as a repository for some of the Company's commercial REO properties held for disposition. See "Business -- Delinquent, Nonperforming and Classified Assets". Harbor Insurance Agency, Inc. specializes in property and casualty insurance and provides a full range of insurance products to its customers. (See Note 17 to Consolidated Financial Statements on page 45 in the Annual Report). Harbor Florida Financial Services, Inc. offers non-deposit investment products for sale through the Bank's branch offices.

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

      The Company competes for loans primarily through the interest rates and loan fees it charges, the types of loans it offers, and the efficiency and quality of services it provides borrowers, real estate brokers and builders. Factors that affect competition include general and local economic conditions, current interest rate levels and volatility of the mortgage markets. Based on total assets, as of September 30, 2002, the Company was the largest savings institution headquartered in the six county area served by the Company.

Employees

      At September 30, 2002, the Company had a total of 510 full-time and 60 part-time employees, none of whom were represented by a collective bargaining unit. The Company considers its relations with its employees to be good.

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

Item 2.  Properties

      The Company conducts its business from its headquarters in Fort Pierce and through 31 full-service banking offices, one loan production office, one in-store branch location and two insurance agency locations. These offices are located in Brevard, Indian River, Martin, Okeechobee, St. Lucie, and Volusia counties, Florida. The net book value at September 30, 2002 of the Company's offices was $21.1 million. The following table sets forth information regarding the Company's offices.


                                                       Year                                          Lease
                 Location                             Opened           Owned/Leased             Expiration Date
                 --------                             ------           ------------             ---------------
ST. LUCIE COUNTY

Main Office                                          1934                 Owned
100 South Second Street
Fort Pierce, FL 34950

Virginia Avenue                                      1968                 Owned
500 Virginia Avenue
Fort Pierce, FL 34982

                                                       Year                                          Lease
                 Location                             Opened           Owned/Leased             Expiration Date
                 --------                             ------           ------------             ---------------
Port St. Lucie Main                                  1975                 Owned
7181 South U.S. Highway 1
Port St. Lucie, FL 34952

H.F. Center                                          1981                 Owned
2400 S.E. Midport Road, Suite 100
Port St. Lucie, FL 34952

Lakewood Park                                        1981                 Owned
5100 Turnpike Feeder Road
Fort Pierce, FL 34951

Darwin Square                                        1991                 Owned
3201 S.W. Port St. Lucie Boulevard
Port St. Lucie, FL 34953

Orange Blossom                                       1984                 Owned
4156 Okeechobee Road
Fort Pierce, FL 34947

St. Lucie West                                       1993                 Owned
1320 S.W. St. Lucie West Boulevard
Port St. Lucie, FL 34986

Harbor Insurance Agency, Inc.
2222 Colonial Road                                   2000                 Leased                    01/14/06
Suite 100
Fort Pierce, FL 34950


INDIAN RIVER

Vero Main                                            1973                 Owned
655 21st Street
Vero Beach, FL 32960

Causeway                                             1981                 Owned
1700 Highway A1A
Vero Beach, FL 32963

Indian River Mall                                    1997                 Owned
6080 20th Street
Vero Beach, FL 32966
                                                                                                       \
Harbor Insurance Agency, Inc.                        2001                 Owned
6078 20th Street
Vero Beach, FL  32966

Sebastian                                            1979                 Owned
13397 U.S. Highway 1
Sebastian, FL 32958

West Sebastian                                       1998                 Owned
993 Sebastian Boulevard
Sebastian, FL 32958

                                                       Year                                          Lease
                 Location                             Opened           Owned/Leased             Expiration Date
                 --------                             ------           ------------             ---------------


MARTIN COUNTY

Palm City                                            1978                 Leased                    07/26/05
1251 S.W. 27th Street
Palm City, FL  34990

East Ocean                                           1981                 Owned
1500 E. Ocean Boulevard
Stuart, FL 34996

Stuart Main                                          1996                 Leased                    08/14/03
789 S.W. Federal Highway
Stuart, FL 34994

Jensen Beach                                         1999                 Leased                    05/31/05
3639 N.W. Federal Highway
Jensen Beach, FL  34957

BREVARD COUNTY

Palm Bay                                             1981                 Owned
5295 Babcock Street, N.E.
Palm Bay, FL 32905

Indialantic                                          1981                 Owned
305 5th Avenue
Indialantic, FL 32903

West Melbourne                                       1982                 Owned
2950 W. New Haven Avenue
West Melbourne, FL 32904

Viera                                                1995                 Owned
100 Capron Trail
Melbourne, FL  32940

Wal-Mart                                             1998                 Leased                    08/31/03
1000 N. Wickham Road
Melbourne, FL 32935

Palm Bay West                                        2001                 Owned
122 Malabar Road, S.W.
Palm Bay, FL 32907

Rockledge                                            2001                 Owned
630 Barnes Boulevard
Rockledge, FL  32955

Cocoa Commons                                        2002                 Owned
2323 Highway 524
Cocoa, FL 32926

Loan Production Office                               1998                 Leased                 Month to month
1355 N Courtenay Parkway
   Suite I
Merritt Island, FL 32953

                                                       Year                                          Lease
                 Location                             Opened           Owned/Leased             Expiration Date
                 --------                             ------           ------------             ---------------

OKEECHOBEE COUNTY

Okeechobee                                           1980                 Owned
2801 Highway #441 South
Okeechobee, FL 34974


VOLUSIA COUNTY

New Smyrna Beach                                     1988                 Owned
2230 State Road #44
New Smyrna Beach, FL 32168

Port Orange                                          1983                 Owned
4035 S. Nova Road
Port Orange, FL 32127

Ormond Beach                                         1984                 Owned
75 N. Nova Road
Ormond Beach, FL 32174

Deltona                                              1998                 Owned
2901 Howland Boulevard
Deltona, FL 32725

Deland
312 N. Woodland Boulevard                            1999                 Owned
Deland, FL  32720

Ormond By The Sea
1190 Ocean Shore Boulevard                           1999                 Owned
Ormond Beach, FL  32176

Orange City                                          2002                 Owned
884 Saxon Boulevard
Orange City, FL 32763


      All leases are anticipated to renew upon their expiration.

      The Company uses a data processing service located in Milwaukee, Wisconsin for record keeping activities. The data processor specializes in servicing financial institutions. The Company's current contract expires in 2006. All data processing equipment that is used internally by the Company is owned by the Company. The net book value of such data processing equipment and related software as of September 30, 2002 was $3,421,000.


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

Item 4.  Submission of Matters to a Vote of Security-Holders.

      None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

      The Company's common stock trades on the NASDAQ National Market under the symbol HARB. The approximate number of shareholders of record and beneficial shareholders of the common stock at December 6, 2002 was 7,130, some of which are street name holders.

      The Company paid $0.4375 in cash dividends per share for the twelve months ended in fiscal 2002. Payments were $0.1000 in the first quarter and $0.1125 in the second, third and fourth quarters. The Company currently expects that comparable cash dividends will continue to be paid in the future.

      On December 6, 2002, the closing sales price of the Company's common stock was $21.50 per share. The following table sets forth the market price range of the high and low closing sales price and cash dividends paid per share of common stock as reported by the NASDAQ stock market for the four quarters of fiscal years 2002 and 2001.


                                        Low            High         Dividends

FISCAL 2002

   First Quarter................     $15.90          $17.65            $.1000

   Second Quarter ..............      16.92           20.00             .1125

   Third Quarter................      19.03           24.33             .1125

   Fourth Quarter...............      18.55           24.63             .1125

FISCAL 2001

   First Quarter................     $11.63          $14.94            $.0875

   Second Quarter ..............      14.00           16.38             .1000

   Third Quarter................      15.47           19.15             .1000

   Fourth Quarter...............      16.56           19.98             .1000


Item 6. Selected Financial Data.

      The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report on pages 2-3 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 15 in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      The information contained in the sections captioned "Disclosure on Quantitative and Qualitative Market Risk and Asset and Liability Management", "Interest Rate Sensitivity", "Interest Rate Risk" and "Equity Pricing Risk" is contained on pages 4 through 7 in the Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Company's consolidated financial statements listed in Item 15 herein, together with the report thereon by KPMG LLP, are found in the Annual Report on pages 16 through 50 and incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information contained under the sections captioned "Beneficial Ownership of Common Stock," on pages 2 through 4 and "Section 16(A) Beneficial Ownership Reporting Compliances" on page 15 of the Proxy Statement of Harbor Florida Bancshares, Inc. (the "Proxy Statement) filed with the SEC on December 18, 2002 is incorporated herein by reference.

Item 11.  Executive Compensation.

      The information contained under the sections captioned "Executive Compensation" on pages 10 through 12 of the Proxy Statement filed with the SEC on December 18, 2002 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   (a)Security Ownership of Certain Beneficial Owners

      The information required by this item under the sections captioned "Voting Procedures" on page 1 and "Beneficial Ownership of Common Stock" on pages 2 through 4 of the Proxy Statement filed with the SEC on December 18, 2002 is incorporated herein by reference.

   (b)Security Ownership of Management

      The information required by this item under the section captioned "Beneficial Ownership of Common Stock" on pages 2 through 4 of the Proxy Statement filed with the SEC on December 18, 2002 is incorporated herein by reference.

   (c)Changes in Control

      Management of the Company knows of no arrangements, including any pledge by any persons of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

      The information required by this item under the sections captioned "Voting Procedures" on page 1, "Beneficial Ownership of Common Stock" on pages 2 through 4 and "Certain Transactions" on page 14 of the Proxy Statement filed with the SEC on December 18, 2002 is incorporated herein by reference.

Item 14.  Controls and Procedures

      Based on their evaluation as of a date within 90 days of the filing of this Form 10-K, the Company's Chief Executive Officer, Michael J. Brown, Sr. and Chief Financial Officer, H. Michael Callahan, have concluded the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Documents filed as a part of this Report:

     (b) The Consolidated Financial Statements of the Registrant as listed below (See Exhibit 13):

                                                                Pages in Annual
                                                                      Report
                                                                      ------
       Independent Auditors' Report                                    16
       Consolidated Statements of Financial Condition                  17
       Consolidated Statements of Earnings                             18
       Consolidated Statements of Stockholders' Equity and
          Comprehensive Income                                         19
       Consolidated Statements of Cash Flows                           21
       Notes to Consolidated Financial Statements                      23

     (c) The Consolidated Financial Statement Schedules of the Registrant as required to be filed in this Report are either not applicable or are included elsewhere in this Report.

     (d)  Exhibit Index

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

3(ii) * Bylaws of Registrant. (Exhibit 3.4 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-37275, filed November 10, 1997).

10(i) * Employment contract with Michael J. Brown, Sr. (Exhibit 10(a) to the Registration Statement on Form S-4 filed December 27, 1996)

10(ii) * 1994 Incentive Stock Option Plan (Exhibit 10(b) to the Registration Statement on Form S-4 filed December 27, 1996)

10(iii) * 1994 Stock Option Plan for Outside Directors (Exhibit 10(c) to the Registration Statement on Form S-4 filed December 27, 1996)

10(iv) * Harbor Federal Savings Bank Non-Employee Directors' Retirement Plan (Exhibit 10(vi) to Form 10-Q for the quarter ended June 30, 1997 filed August 11, 1997)

10(v) * Unfunded Deferred Compensation Plan for Directors (Exhibit 10(vii) to Form 10-K for the year ended September 30, 1998 filed December 27,
          1998)

10(vi) *1998 Stock Incentive Plan for Directors, Officers and Employees (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 26, 1998)

10(vii) * Change of Control Agreements (Exhibit 10(vii) to Form 10-K for the year ended September 30, 2000 filed December 29, 2000)

13        * Excerpts from the 2002 Annual Report to Shareholders filed herewith.
          Such Annual Report except for those portions specifically incorporated by reference is furnished to the SEC for information purposes only and should not be deemed to be filed.

21        Subsidiaries of the Registrant

99 * Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the SEC on December 18, 2002

99.1 Certification by Michael J. Brown, Sr., Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by H. Michael Callahan, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002.


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

                                                 HARBOR FLORIDA BANCSHARES, INC.
                                                        (Registrant)

Dated: December 27, 2002                    By:              /s/
                                            --------------------------------
                                            Michael J. Brown, Sr.
                                            President and Chief Executive
                                            Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


             /s/                                            December 27, 2002
---------------------------------------------
Michael J. Brown, Sr.
President, Chief Executive
Officer and Director

             /s/                                            December 27, 2002
---------------------------------------------
H. Michael Callahan
Chief Financial Officer

              /s/                                           December 27, 2002
---------------------------------------------
Bruce R. Abernethy, Sr., Director

               /s/                                          December 27, 2002
----------------------------------------------
Richard N. Bird, Director

              /s/                                           December 27, 2002
---------------------------------------------
Edward G. Enns, Director

              /s/                                           December 27, 2002
---------------------------------------------
Frank H. Fee, III, Director

              /s/                                           December 27, 2002
---------------------------------------------
Richard B. Hellstrom, Director

            /s/                                             December 27, 2002
-------------------------------------------
Larry Lee, Jr., Director

             /s/                                            December 27, 2002
--------------------------------------------
Richard L. Lynch, Director

            /s/                                             December 27, 2002
-------------------------------------------
Dr. Edwin R. Massey, Director

            /s/                                             December 27, 2002
-------------------------------------------
Richard V. Neill, Sr., Director

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SURBARNES-OXLEY ACT OF 2002




I, Michael J. Brown, Sr., Chief Executive Officer of Harbor Florida Bancshares, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Harbor Florida Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         /s/
-----------------------------------

Michael J. Brown, Sr.
Chief Executive Officer
December 27, 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SURBARNES-OXLEY ACT OF 2002




I, H. Michael Callahan, Chief Financial Officer of Harbor Florida Bancshares, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Harbor Florida Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



          /s/
------------------------------------

H. Michael Callahan.
Chief Financial Officer
December 27, 2002

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

5. Highland Communities, Inc. (inactive)

6. CFD, Inc. (inactive)

7. Harbor Insurance Agency, Inc.

8. Harbor Florida Financial Services, Inc.

                                                                    EXHIBIT 99.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-K for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael J. Brown, Sr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





              /s/
------------------------------------

Michael J. Brown, Sr.
Chief Executive Officer
December 27, 2002

                                                                    EXHIBIT 99.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-K for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Michael Callahan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respts, the financial condition and result of operations of the Company.





             /s/
------------------------------------

H. Michael Callahan.
Chief Financial Officer
December 27, 2002