Form 10-Q
period 2002-12-31
HARBOR FLORIDA BANCSHARES INC
filed 2003-02-13
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: December 31, 2002
                                -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from _________ to __________


                        Commission file number 000-22817
                                               ---------

                         HARBOR FLORIDA BANCSHARES, INC
                         ------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               65-0813766
         ---------                                 -----------------------------
         (State or other jurisdiction                       (IRS employer
         of incorporation or organization)                identification no.)

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                (Address of principal executive offices/ZIP code)

Registrant's telephone number, including area code          (772) 461-2414
                                                  ------------------------------


     Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
         As of January 16, 2003, there were 23,886,947 shares of the Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                Table of Contents

Part I.  Financial Information                                             Page

Item 1.  Financial Statements

         Condensed Consolidated Statements of Financial Condition as
         of December 31, 2002 (unaudited) and September 30, 2002..............2

         Condensed Consolidated Statements of Earnings for the three months ended December 31, 2002 and 2001 (unaudited)................. 3

         Condensed Consolidated Statements of Cash Flows for the
         three months ended December 31, 2002 and 2001 (unaudited)............4

         Notes to Condensed Consolidated Financial Statements
         (unaudited)..........................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk and Asset and Liability Management...................................17

Item 4.  Controls and Procedures..............................................17

Part II. Other Information

Item 1.  Legal Proceedings....................................................18

Item 2.  Changes in Securities................................................18

Item 3.  Defaults Upon Senior Securities......................................18

Item 4.  Submission of Matters to a Vote of Security-Holders..................18

Item 5.  Other Information....................................................18

Item 6.  Exhibits and Reports on Form 8-K.....................................18

         Signature Page.......................................................20

         Certifications of Chief Executive Officer and
         Chief Financial Officer..............................................21

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Financial Condition
                                 (In thousands)

                                                                      December 31,          September 30,
                                                                         2002                    2002
                                                                         ----                   -----
                                                                       (unaudited)
Assets
------
   Cash and amounts due from depository institutions                   $   55,819           $   52,299
   Interest-bearing deposits in other banks                                59,699               95,326
   Investment securities held to maturity                                     444                  200
   Investment securities available for sale                               237,965              147,205
   Mortgage-backed securities held to maturity                            156,428              181,269
   Loans held for sale                                                      4,722                8,263
   Loans, net                                                           1,545,461            1,541,468
   Accrued interest receivable                                              9,892                9,847
   Real estate owned                                                          729                  733
   Premises and equipment, net                                             27,411               27,049
   Federal Home Loan Bank stock                                            22,276               22,276
   Goodwill, net                                                            3,378                3,378
   Other assets                                                             2,177                1,810
                                                                       ----------           ----------
     Total assets                                                      $2,126,401           $2,091,123
                                                                       ==========           ==========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
   Deposits                                                            $1,414,556           $1,372,362
   Short-term borrowings                                                   22,000               22,000
   Long-term debt                                                         423,523              423,528
   Advance payments by borrowers for taxes and insurance                    6,919               23,290
   Income taxes payable                                                     6,551                1,822
   Other liabilities                                                        8,200                9,203
                                                                       ----------           ----------
     Total liabilities                                                  1,881,749            1,852,205
                                                                       ----------           ----------

Stockholders' Equity:
   Preferred stock                                                            ---                  ---
   Common stock                                                             3,149                3,145
   Paid-in capital                                                        196,499              195,506
   Retained earnings                                                      153,674              146,932
   Accumulated other comprehensive income, net                              2,967                2,338
   Common stock purchased by:
     Employee stock ownership plan (ESOP)                                 (10,476)             (10,650)
     Recognition and retention plans (RRP)                                 (3,597)              (3,652)
   Treasury stock                                                         (97,564)             (94,701)
                                                                       ----------           ----------
     Total stockholders' equity                                           244,652              238,918
                                                                       ----------           ----------
     Total liabilities and stockholders' equity                        $2,126,401           $2,091,123
                                                                       ==========           ==========


  See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings (unaudited)
                      (In thousands except per share data)

                                                                    Three months ended
                                                                       December 31,
                                                                  2002             2001
                                                                  ----             ----
Interest income:
  Loans                                                         $29,325          $28,400
  Investment securities                                           1,901              881
  Mortgage-backed securities                                      2,518            2,290
  Other                                                             329              463
                                                                -------          -------
     Total interest income                                       34,073           32,034
                                                                -------          -------
Interest expense:
  Deposits                                                        7,937           10,892
  Other                                                           5,647            4,097
                                                                -------          -------
     Total interest expense                                      13,584           14,989
                                                                -------          -------

     Net interest income                                         20,489           17,045
Provision for loan losses                                           451              306
                                                                -------          -------
     Net interest income after provision for loan
        losses                                                   20,038           16,739
                                                                -------          -------

Other income:
  Other fees and service charges                                  3,151            2,360
  Insurance commissions and fees                                    570              509
  Income from real estate operations                                 52               34
  Gain on sale of mortgage loans                                  1,314              459
  Gain on sale of securities                                        305              ---
  Other                                                               7               (3)
                                                                -------          -------
     Total other income                                           5,399            3,359
                                                                -------          -------

Other expenses:
  Compensation and employee benefits                              6,025            5,087
  Occupancy                                                       1,436            1,261
  Data processing services                                          696              587
  Advertising and promotion                                         343              235
  Other                                                           1,700            1,562
                                                                -------          -------
     Total other expense                                         10,200            8,732
                                                                -------

     Income before income taxes                                  15,237           11,366
Income tax expense                                                5,962            4,429
                                                                -------          -------
     Net income                                                 $ 9,275          $ 6,937
                                                                =======          =======

     Net income per share
        Basic                                                   $  0.41          $  0.30
                                                                =======          =======
        Diluted                                                 $  0.40          $  0.30
                                                                =======          =======

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                       Three months ended
                                                                                            December 31,
                                                                                       2002             2001
                                                                                       ----             ----
Cash provided by operating activities:
    Net income                                                                     $  9,275         $  6,937
    Adjustments to reconcile net income to net cash provided by operating activities:
        Gain on sale of investment securities available for sale                       (305)             ---
        (Gain) loss on sale of premises and equipment                                    (2)               5
        (Gain) loss on sale of real estate owned                                         19              (20)
        Gain on sale of loans held for sale                                          (1,314)            (459)
        Provision for loan losses                                                       451              306
        Depreciation and amortization                                                   268              442
        Deferred income tax expense (benefit)                                            52               (5)
        Originations of loans held for sale                                         (41,874)         (27,836)
        Proceeds from sale of loans held for sale                                    46,729           30,815
        Increase in deferred loan fees and costs                                      1,677            1,276
        (Increase) decrease in accrued interest receivable                              (45)             449
        (Increase) decrease in other assets                                            (367)             115
        Increase in income taxes payable                                              5,033              184
        Decrease in other liabilities                                                (1,449)            (168)
                                                                                    -------          -------
          Net cash provided by operating activities                                  18,148           12,041
                                                                                    -------          -------


Cash used by investing activities:
    Net increase in loans                                                            (5,113)         (36,050)
    Proceeds from principal repayments of mortgage-backed securities                 24,808           12,504
    Purchase of investment securities held to maturity                                 (244)             ---
    Proceeds from sales of investment securities available for sale                     769              ---
    Purchase of investment securities available for sale                            (90,336)         (20,442)
    Proceeds from sale of real estate owned                                              85              149
    Purchase of premises and equipment                                               (1,014)            (500)
    Proceeds from sale of premises and equipment                                         42               30
    FHLB stock purchase                                                                 ---           (2,250)
                                                                                    -------          -------

        Net cash used by investing activities                                       (71,003)         (46,559)
                                                                                    -------          -------

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                         Three months ended
                                                                                            December 31,
                                                                                      2002               2001
                                                                                      ----               ----

Cash provided by financing activities:
    Net increase in deposits                                                        42,194             69,803
    Net proceeds from long-term borrowings                                             ---             50,000
    Repayments of  borrowings                                                           (5)               (17)
    Decrease in advance payments by borrowers for taxes and insurance              (16,371)           (16,364)
    Dividends paid                                                                  (2,533)            (2,281)
    Common stock options exercised                                                     326                128
    Purchase of treasury stock                                                      (2,863)            (5,200)
                                                                                  --------           --------
        Net cash provided by financing activities                                   20,748             96,069
                                                                                  --------           --------

        Net increase (decrease) in cash and cash equivalents                       (32,107)            61,551
Cash and cash equivalents - beginning of period                                    147,625             92,792
                                                                                  --------           --------
Cash and cash equivalents - end of period                                         $115,518           $154,343
                                                                                  ========           ========


Supplemental disclosures:
    Cash paid for:
        Interest                                                                  $ 13,809           $ 14,987
        Taxes                                                                        1,190              4,250
    Noncash investing and financing activities
        Additions to real estate acquired in settlement of loans
          through foreclosure                                                          101                186
        Sale of real estate owned financed by the Company                              ---                 95
        Tax benefit of stock plans credited to capital                                 304                106
        Change in unrealized gain (loss) on securities available for
          sale                                                                       1,023               (164)
        Change in deferred taxes related to securities available for
          sale                                                                        (394)                64
        Distribution of recognition and retention plan                                  55                 52

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1). BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements for Harbor Florida Bancshares, Inc. (the "Company") and its subsidiary Harbor Federal Savings Bank (the "Bank") reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition and the consolidated results of operations and cash flows for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

The Company's only significant business is holding the common stock of the Bank. Consequently, its net income is primarily derived from the Bank.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143"), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 is effective for fiscal years beginning after June 15, 2002. This statement did not have a material impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("Statement 144") which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement 121") and the accounting and reporting provisions of Accounting Principles Board (APB) No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. While Statement 144 retains many of the fundamental provisions of Statement 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by Statement 121. Statement 144 is effective for fiscal years beginning after December 15, 2001. This statement did not have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("Statement 145"). Among other things, Statement 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses From Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The provisions of Statement 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002, with early application encouraged. This statement did not have a material impact on the Company's consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" ("Statement 148") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of Statement 148 are effective for interim periods beginning after December 15, 2002, with early application encouraged. This statement is not expected to have a material impact on the Company's consolidated financial statements. (See Note 7)


2). NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three months ended December 31, 2002 and 2001. Adjustments have been made, where material, to give effect to the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.


                                                       Three months ended
                                                          December 31,
                                                    2002                 2001
                                                    ----                 ----

Net income                                     $ 9,275,408         $ 6,936,865
                                                ==========          ==========

Weighted average common shares outstanding:
    Shares outstanding                          23,638,486          23,936,121
    Less weighted average
     uncommitted ESOP shares                    (1,059,030)         (1,128,870)
                                                ----------          ----------
        Total
                                                22,579,456          22,807,251
                                                ==========          ==========

Basic earnings per share                            $ 0.41              $ 0.30
                                                ==========          ==========

Weighted average common shares outstanding      22,579,456          22,807,251
Additional dilutive shares related to
  stock benefit plans                              592,925             587,177
                                                ----------          ----------
Total weighted average common shares and
  equivalents outstanding for diluted
  earnings per share computation                23,172,381          23,394,428
                                                ==========          ==========

Diluted earnings per share                          $ 0.40              $ 0.30
                                                ==========          ==========


Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

3). INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of December 31, 2002 are as follows:

                                                              Gross           Gross          Estimated
                                           Amortized       unrealized      unrealized          market
                                              cost            gains          losses            value
                                              ----            -----          ------        ------------

                                                                   (In thousands)
Available for sale:
    FHLMC notes                             $ 70,408        $    858       $    ---          $ 71,266
    FHLB notes                               130,332           1,507            ---           131,839
    FNMA notes                                30,096             207            ---            30,303
                                            --------        --------       --------          --------
                                             230,836           2,572            ---           233,408
    Equity securities                          2,298           2,259            ---             4,557
                                            --------        --------       --------          --------
                                             233,134           4,831            ---           237,965
                                            --------        --------       --------          --------
Held to maturity:
    Municipal securities                         444              43            ---               487
                                            --------        --------       --------          --------
                                                 444              43            ---               487
                                            --------        --------       --------          --------

    FHLMC mortgage-backed securities          78,602           3,461            ---            82,063
    FNMA mortgage-backed securities           77,826           3,574            ---            81,400
                                            --------        --------       --------          --------
                                             156,428           7,035            ---           163,463
                                            --------        --------       --------          --------
                                            $390,006        $ 11,909       $    ---          $401,915
                                            ========        ========       ========          ========

The amortized cost and estimated market value of investment and mortgage-backed securities as of September 30, 2002 are as follows:

                                                               Gross           Gross           Estimated
                                            Amortized        unrealized       unrealized         market
                                               cost             gains          losses            value
                                              -----             -----           -----            -----

                                                                   (In thousands)
Available for sale:
   FHLB notes                               $ 90,226        $  1,413       $    ---          $ 91,639
   FHLMC notes                                50,408             724            ---            51,132
                                            --------        --------       --------          --------
                                             140,634           2,137            ---           142,771
   Equity securities                           2,763           1,671            ---             4,434
                                            --------        --------       --------          --------
                                             143,397           3,808            ---           147,205
                                            --------        --------       --------          --------
Held to maturity:
   Municipal securities                          200              45            ---               245
                                            --------        --------       --------          --------
                                                 200              45            ---               245
                                            --------        --------       --------          --------

   FHLMC mortgage-backed securities           90,657           3,684            ---            94,341
   FNMA mortgage-backed securities            90,612           3,900            ---            94,512
                                            --------        --------       --------          --------
                                             181,269           7,584            ---           188,853
                                            --------        --------       --------          --------
                                            $324,866        $ 11,437       $    ---          $336,303
                                            ========        ========       ========          ========

The amortized cost and estimated market value of debt securities at December 31, 2002 and September 30, 2002 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  December 31, 2002                 September 30, 2002
                                                  -----------------                 ------------------
                                                                Estimated                          Estimated
                                               Amortized         market          Amortized          market
                                                  cost           value              cost            value
                                                  ----           -----              ----            -----
                                                                     (In thousands)

Available for sale:

    Due in one year or less                    $ 80,250         $ 81,240         $ 60,306          $ 61,358
    Due in one to five years                    150,586          152,168           80,328            81,413
                                               --------         --------         --------          --------
                                                230,836          233,408          140,634           142,771
                                               --------         --------         --------          --------
Held to maturity:
    Due after ten years                             444              487              200               245
                                               --------         --------         --------          --------
                                                    444              487              200               245
                                               --------         --------         --------          --------

    FHLMC mortgage-backed securities             78,602           82,063           90,657            94,341
    FNMA mortgage-backed securities              77,826           81,400           90,612            94,512
                                               --------         --------         --------          --------
                                                156,428          163,463          181,269           188,853
                                               --------         --------         --------          --------
                                               $387,708         $397,358         $322,103          $331,869
                                               ========         ========         ========          ========


As of December 31, 2002, the Company had pledged mortgage-backed securities with a market value of $14,715,000 and a carrying value of $14,071,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $1,019,000 and a carrying value of $949,000 to collateralize treasury, tax and loan accounts as of December 31, 2002.

4). LOANS

       Loans are summarized below:

                                                    December 31,         September 30,
                                                        2002                2002
                                                        ----                ----
       Mortgage loans:                                       (In thousands)
        Construction 1-4 family                    $  142,296            $  142,181
        Permanent 1-4 family                        1,053,056             1,072,175
        Multi-family                                   15,617                14,995
        Nonresidential                                153,680               153,635
        Land                                           92,812                82,339
                                                   ----------            ----------
           Total mortgage loans                     1,457,461             1,465,325
                                                   ----------            ----------

       Other loans:
        Commercial                                     41,769                34,172
        Home improvement                               24,898                25,104
        Manufactured housing                           14,839                14,832
        Other consumer                                118,815               116,591
                                                   ----------            ----------
          Total other loans                           200,321               190,699
                                                   ----------            ----------
          Total loans                               1,657,782             1,656,024
                                                   ----------            ----------

       Less:
         Loans in process                              90,891                93,999
         Net deferred loan fees and discounts           6,730                 6,180
         Allowance for loan losses                     14,700                14,377
                                                   ----------            ----------
                                                      112,321               114,556
                                                   ----------            ----------
            Total loans, net                       $1,545,461            $1,541,468
                                                   ==========            ==========


An analysis of the allowance for loan losses follows:

                                               Three months ended
                                                  December 31,

                                               2002          2001
                                               ----          ----
                                                  (In thousands)


    Beginning balance                       $ 14,377      $ 13,417
    Provision for loan losses                    451           306
    Charge-offs                                 (139)         (108)
    Recoveries                                    11            28
                                            --------      --------
    Ending balance                          $ 14,700      $ 13,643
                                            ========      ========

The allowance for loan losses consists of general allowances of $14,698,000 and $14,377,000 and specific allowances of $2,000 and $-0- at December 31, 2002 and September 30, 2002, respectively. The specific allowances relate to impaired loans (primarily consisting of classified loans), other than those evaluated collectively, of $8,969,000 and $8,941,000 at December 31, 2002 and September 30, 2002, respectively. The Company evaluates impaired loans based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral dependant loan. To the extent that an impaired loan's value is less than the loan's recorded investment, a specific allowance is recorded.

At December 31, 2002 and September 30, 2002, loans with unpaid principal balances of approximately $1,810,000 and $1,660,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of December 31, 2002 and September 30, 2002, approximately $1,526,000 and $1,209,000, respectively, of these loans were in the process of foreclosure.

As of December 31, 2002 and September 30, 2002, mortgage loans which had been sold on a recourse basis had outstanding principal balances of approximately $343,000 and $370,000 respectively.


5). COMPREHENSIVE INCOME

The following table sets forth the components of the Company's comprehensive income:

                                                            Three months ended
                                                               December 31,
                                                            2002           2001
                                                            ----           ----
                                                              (In thousands)

    Net income                                           $ 9,275       $ 6,937

       Other comprehensive income (loss), net of tax:

         Unrealized gain (loss) on securities
         available for sale (net of deferred tax of
         $(394) and $64 for the three months ended
         December 31, 2002 and 2001, respectively)           629          (100)
                                                         -------       --------

    Comprehensive income                                 $ 9,904       $ 6,837
                                                         =======       =======



6). TRANSFERS OF FINANCIAL ASSETS AND SERVICING RIGHTS RETAINED

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

The Company recognized gains on sales of mortgage loans of $1,314,000 and $459,000, respectively, for the three months ended December 31, 2002 and 2001.

The Company receives fees for servicing activities on loans it has sold. These activities include, but are not limited to, collecting principal, interest and escrow payments from borrowers; paying taxes and insurance from escrowed funds; monitoring delinquencies; and accounting for and remitting principal and interest payments. To the extent that the servicing fees exceed or do not provide adequate compensation for the services provided, the Company records a servicing asset or liability for the fair value of the servicing retained. Currently, the servicing fees retained by the Company are just adequate to compensate the Company for the servicing responsibilities. As of December 31, 2002, no servicing assets and/or liabilities were recognized.

7). STOCK OPTION PLANS

At December 31, 2002, the Company had stock option plans for the benefit of directors, officers and other employees of the Company. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, no compensation cost has been recognized for the stock plans, since stock option exercise prices are equal to market price at dates of grant.

Had compensation cost for the Company's stock-based compensation plans been determined in accordance with the fair value based method in FASB Statement No. 123 "Accounting for Stock Based Compensation", the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                             Three months ended
                                                                 December 31
                                                            2002              2001
                                                            ----              ----
                                                   (In thousands except per share data)
    Net income                        As reported        $ 9,275           $ 6,937
                                      Pro forma            8,935             6,616
    Net income per share - basic      As reported            .41               .30
                                      Pro forma              .40               .29
    Net income per share - diluted    As reported            .40               .30
                                      Pro forma              .39               .28

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

Results of Operations

Comparisons of quarterly results of operations in this section are between the three months ended December 31, 2002 and December 31, 2001.

General. Diluted earnings per share for the first fiscal quarter ended December 31, 2002, increased 33.3% to 40 cents per share on net income of $9.3 million, compared to 30 cents per share on net income of $6.9 million for the same period last year. This increase was due primarily to the increase in net interest income mainly due to the decrease in the cost of deposits and the growth in the loan portfolio and investment securities. The current quarter included nonrecurring income of $187,000 or 1 cent per share, after tax, from gains on the sale of equity securities.

Net Interest Income. Net interest income increased 20.2% to $20.5 million for the quarter ended December 31, 2002, from $17.0 million for the same period last year. This increase was due primarily to the decrease in the costs of deposits and to the growth in the loan portfolio and investment securities. Average interest-earning assets increased by $309.6 million to $2.034 billion for the three months ended December 31, 2002, from $1.724 billion for the same period last year. The average balance of the loan portfolio increased by $120.9 million. The average balance of investment securities increased by $159.3 million. The net interest margin increased to 4.05% for the three months ended December 31, 2002, from 3.97% for the same period last year due primarily to the cost of interest-bearing liabilities decreasing more than the yield on interest-earning assets in the declining interest rate environment. The average deposit mix changed to 42.0% and 58.0% of core deposits and certificate accounts, respectively, for the three months ended December 31, 2002 from 37.7% and 62.3%, respectively, for the same period last year.

Provision for Loan Losses. The determination of the allowance for loan losses is considered by management to be a critical accounting policy and is based upon estimates made by management. The provision for loan losses was $451,000 for the quarter ended December 31, 2002, compared to $306,000 for the same period last year. The provision for the quarter ended December 31, 2002 was principally comprised of a charge of $252,000 due to growth in the loan portfolio, primarily commercial real estate and commercial business loan portfolios, $128,000 for net charge offs and $71,000 for an increase in the level of classified loans.

The provision for the quarter ended December 31, 2001 was principally comprised of a charge of $187,000 due to an increase in the level of classified loans, primarily commercial real estate loans, $80,000 in net charge offs, and $39,000 due to growth in the loan portfolio.

Nonperforming loans decreased to $1.8 million at December 31, 2002 from $2.8 million at December 31, 2001. The ratio of the allowance for loan losses to total nonperforming loans increased to 812.22% at December 31, 2002 from 493.07% at December 31, 2001.

There were no significant changes in the estimation methods or fundamental assumptions used in the calculation of the allowance for loan losses at December 31, 2002, compared to September 30, 2002. Furthermore, there was no reallocation of the allowance from September 30, 2002. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Other Income. Other income increased to $5.4 million for the quarter ended December 31, 2002, from $3.4 million for the same period last year. This increase was due primarily to increases of $855,000 in gain on sale of mortgage loans, $791,000 in other fees and service charges, and $305,000 in gain on the sale of equity securities. Other fees and service charges, primarily from fees and service charges on deposit products, were $3.2 million and $2.4 million for the quarters ended December 31, 2002 and 2001, respectively. This increase was due primarily to the growth in transaction accounts. Gain on the sale of mortgage loans was $1.3 million and $459,000 for the quarters ended December 31, 2002 and 2001, respectively. This increase was due to an increase in the sale of residential one-to-four family fixed rate mortgage loans to reduce interest rate risk by limiting the growth of long term fixed rate loans in the portfolio. Gains on sale of securities, primarily equity securities, was $305,000 and $-0-for the quarters ended December 31, 2002 and 2001, respectively.

Other Expenses. Other expenses increased to $10.2 million for the quarter ended December 31, 2002, from $8.7 million for the same period last year. This increase was due primarily to increases of $938,000 in compensation and benefits, $175,000 in occupancy, $109,000 in data processing services, $108,000 in advertising and promotion and $138,000 in other expense. The increase in compensation and benefits is due primarily to annual salary increases, additional staff required to support the growth in loans and deposits and contributions to the defined benefit plan. The increase in occupancy expense was due primarily to an increase in data processing equipment expense. The increases in data processing services, advertising and promotion, and other expenses were due primarily to increases resulting from the growth in loans and deposits.

Income Taxes. Income tax expense increased to $6.0 million for the quarter ended December 31, 2002, from $4.4 million for the same period last year due primarily to an increase in pretax accounting income. The effective tax rates were 39.1% and 39.0% for the quarters ended December 31, 2002 and 2001, respectively.

Financial Condition

Comparisons of financial condition in this section are from the end of the preceding fiscal year to December 31, 2002.

Total assets increased to $2.126 billion at December 31, 2002, from $2.091 billion at the fiscal year ended September 30, 2002. The increase is due primarily to an increase in investment securities, partially offset by a decrease in interest bearing deposits in other banks and repayments of mortgage-backed securities.

Interest-bearing deposits in other banks decreased to $59.7 million at December 31, 2002, from $95.3 million at September 30, 2002. The decrease is due primarily to a decrease in funds on deposit at the FHLB to fund purchases of investment securities.

Investment securities available for sale increased to $238.0 million at December 31, 2002, from $147.2 million at September 30, 2002. The increase is due primarily to the purchase of $90.3 million FHLMC, FHLB, and FNMA Notes. The purchases were funded with excess cash provided by the net increase in deposits and the decrease in interest bearing deposits in other banks.

Mortgage-backed securities decreased to $156.4 million at December 31, 2002, from $181.2 million at September 30, 2002. The decrease is due primarily to repayments.

Net loans increased to $1.545 billion at December 31, 2002, from $1.541 billion at September 30, 2002. The increase is due primarily to loan disbursements of $194.4 million partially offset by repayments of $146.3 million and sale of mortgage loans of $46.7 million. The increase in net loans for the three months ended December 31, 2002 is due primarily to a net increase of $10.4 million in land loans, $7.6 million in commercial business loans, and $2.0 million in consumer loans, partially offset by a $17.4 million decrease in residential 1-4 family mortgage loans.

Deposits increased to $1.415 billion at December 31, 2002, from $1.372 billion at September 30, 2002. The increase is due primarily to a net increase in deposits before interest credited of $35.3 million and interest credited of $6.9 million. The net increase in deposits for the three months ended December 31, 2002 is due primarily to a net increase of $46.0 million in core deposits partially offset by a decrease of $3.8 million in deposits in certificate accounts.

FHLB advances remained constant at $445.5 million at December 31, 2002, from September 30, 2002.

Stockholders' equity increased to $244.7 million at December 31, 2002, from $238.9 million at September 30, 2002. The increase is due primarily to $9.3 million of earnings for the three months partially offset by $2.5 million of dividends paid and the repurchase of $2.9 million of Company common stock to be held as treasury stock. During the three months, the Company repurchased 136,831 shares at an average price of $20.93 per share to be held as treasury stock in accordance with the Company's stock repurchase program.

At December 31, 2002, the Bank exceeded all regulatory capital requirements as follows:



                               Required                  Actual                Excess of
                               --------                  ------                Actual Over
                                     % of                        % of          Regulatory
                          Amount     Assets        Amount        Assets        Requirements
                          ------     ------        ------        ------        ------------
                                                 (Dollars in thousands)

Tangible Capital         $ 31,771     1.50%       $ 203,580       9.61%        $ 171,809
Core Capital             $ 63,543     3.00%       $ 203,580       9.61%        $ 140,037
Risk-Based Capital       $ 94,200     8.00%       $ 217,533      18.47%        $ 123,333


Cash Flow

The Bank's primary sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds from operations. The Bank will consider increasing its borrowings from the Federal Home Loan Bank (FHLB) from time to time as an alternative to increasing deposit account interest rates. In addition, the Bank holds unpledged fixed and adjustable rate mortgage-backed securities totaling $141.4 million at December 31, 2002 that could be used as collateral under repurchase transactions with securities dealers. Repurchase transactions serve as secured borrowings and provide a source of short-term liquidity for the Bank. At December 31, 2002, the Bank had $810.4 million or 57.3% of the Bank's deposits in certificate accounts. Based on past experience, management believes that a substantial percentage of these certificates will be renewed at maturity, although there can be no assurance that this will occur. The Bank would use borrowings from the FHLB or repurchase transactions with securities dealers if replacement funding was needed as a result of maturing certificate accounts.

Net cash provided by the Company's operating activities (i.e. cash items affecting net income) was $18.1 million and $12.0 million for the three months ended December 31, 2002 and 2001, respectively.

Net cash used by the Company's investing activities (i.e. cash used primarily from its investment securities, mortgage-backed securities and loan portfolios) was $71.0 million and $46.6 million for the three months ended December 31, 2002 and 2001, respectively. The increase in cash used in 2002 was principally due to an increase of $69.9 million in the purchases of investment securities available for sale, partially offset by a $30.9 million decrease in the net increase in loans and a $12.3 million increase in the proceeds from repayments of mortgage-backed securities.

Net cash provided by the Company's financing activities (i.e. cash receipts primarily from net increases (decreases) in deposits and net FHLB advances) was $20.7 million and $96.0 million for the three months ended December 31, 2002 and 2001, respectively. The decrease in cash flows in 2002 was primarily due to a decrease of $50.0 million in proceeds from FHLB advances and a decrease of $27.6 million in the net increase in deposits.

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

The following table sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated:


                                                   December 31,    September 30,
                                                        2002            2002
                                                        ----            ----

                                                        (Dollars in thousands)
Nonaccrual mortgage loans:
    Delinquent less than 90 days                     $    ---       $    ---
    Delinquent 90 days or more                          1,216          1,237
                                                     --------       --------
      Total                                             1,216          1,237
                                                     --------       --------
Nonaccrual other loans:
    Delinquent less than 90 days                          ---            ---
    Delinquent 90 days or more                            594            423
                                                     --------       --------
      Total                                               594            423
                                                     --------       --------
Total nonperforming loans                               1,810          1,660
Real estate owned, net of related allowance               729            733
                                                     --------       --------
Total nonperforming assets                           $  2,539       $  2,393
                                                     ========       ========


Nonperforming loans to total net loans                    .12%           .11%
Total nonperforming assets to total assets                .12%           .11%
Allowance for loan losses to total loans                  .95%           .93%
Allowance for loan losses to nonperforming loans       812.22%        865.87%
Allowance for loan losses to classified loans          229.11%        219.44%


Item 3. Quantitative and Qualitative Disclosures about Market Risk and Asset and Liability Management.

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see the Company's Annual Report on Form 10-K for the year ended September 30, 2002. There has been no material change in the Company's asset and liability position or the market value of the Company's portfolio equity since September 30, 2002.

Item 4. Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer, Michael J. Brown, Sr. and Chief Financial Officer, H. Michael Callahan, have concluded the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

None

Item 6.     Exhibits and Reports on Form 8-K.

(a)         Exhibits.

The following Exhibits are included with this Report or are incorporated into this Report by reference, as indicated:

Exhibit
Number      Description

3(i) Certificate of Incorporation of Registrant (Exhibit 3.3 to Pre-effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-37275 filed November 10, 1997)

3(ii) Bylaws of Registrant (Exhibit 3.4 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, No.333-37275, filed November 10, 1997)

10(i) Employment contract with Michael J. Brown, Sr. (Exhibit 10(a) to the Registration Statement on Form S-4 filed December 20, 1996)

10(ii) 1994 Incentive Stock Option Plan (Exhibit 10(b) to the Registration Statement on Form S-4 filed December 20, 1996)

10(iii) 1994 Stock Option Plan for Outside Directors (Exhibit 10(c) to the Registration Statement on Form S-4 filed December 20, 1996)

10(iv) Harbor Federal Savings Bank Non-Employee Directors' Retirement Plan (Exhibit 10(vi) to Form 10-Q for the quarter ended December 31, 1997 filed August 11, 1997)

10(v) Unfunded Deferred Compensation Plan for Directors (Exhibit 10(vii) to Form 10-K for the year ended September 30, 1998 filed December 24, 1998)

10(vi) 1998 Stock Incentive Plan for Directors, Officers and Employees (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 26, 1998)

10(vii) Change of Control Agreements (Exhibit 10(vii) to Form 10-K for the year ended September 30, 2000 filed December 29, 2000)

99.1 Certification by Michael J. Brown, Sr., Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by H. Michael Callahan, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K.

On October 9, 2002, the Company filed a report on Form 8-K announcing its earnings for the fourth quarter of the 2002 fiscal year and a new stock repurchase program to acquire up to 1,200,000 shares of its common stock, subject to market conditions, which took effect upon the discontinuation of the existing stock repurchase program on October 9, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          HARBOR FLORIDA BANCSHARES, INC.




Date:    February 11, 2003                               /s/
                                          --------------------------------------
                                          Michael J. Brown, Sr.
                                          President and Chief Executive Officer



Date:    February 11, 2003                               /s/
                                          --------------------------------------
                                          H. Michael Callahan
                                          Senior Vice President, Finance and
                                          Principal Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBARNES-OXLEY ACT OF 2002




I, Michael J. Brown, Sr., Chief Executive Officer of Harbor Florida Bancshares, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Harbor Florida Bancshares, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




        /s/
-----------------------
Michael J. Brown, Sr.
Chief Executive Officer
February 11, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBARNES-OXLEY ACT OF 2002




I, H. Michael Callahan, Chief Financial Officer of Harbor Florida Bancshares, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Harbor Florida Bancshares, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




         /s/
-----------------------
H. Michael Callahan
Chief Financial Officer
February 11, 2003

                                                                    EXHIBIT 99.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael J. Brown, Sr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.






         /s/
-----------------------
Michael J. Brown, Sr.
Chief Executive Officer
February 11, 2003

                                                                    EXHIBIT 99.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Michael Callahan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.






         /s/
-----------------------
H. Michael Callahan
Chief Financial Officer
February 11, 2003