Form 10-Q
period 2003-03-31
HARBOR FLORIDA BANCSHARES INC
filed 2003-05-09
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: March 31, 2003
                                --------------

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

    Registrants's telephone number, including area code (772)-461-2414
                                                        ----------------


     Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                               ---    ---

         As of April 23, 2003, there were 23,944,899 shares of the Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                Table of Contents

Part I.  Financial Information                                            Page

Item 1.  Financial Statements

         Condensed Consolidated Statements of Financial Condition as
         of March 31, 2003 and September 30, 2002
         (unaudited)..........................................................2

         Condensed Consolidated Statements of Earnings for the three and six months ended March 31, 2003 and 2002
         (unaudited)..........................................................3

         Condensed Consolidated Statements of Cash Flows for the six
         months ended March 31, 2003 and 2002
         (unaudited)..........................................................4

         Notes to Condensed Consolidated Financial Statements
         (unaudited)..........................................................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................15

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk and Asset and Liability Management.............................21

Item 4.  Controls and Procedures.............................................21

Part II. Other Information

Item 1.  Legal Proceedings...................................................21

Item 2.  Changes in Securities...............................................21

Item 3.  Defaults Upon Senior Securities.....................................21

Item 4.  Submission of Matters to a Vote of Security-Holders.................21

Item 5.  Other Information...................................................22

Item 6.  Exhibits and Reports on Form 8-K....................................22

         Signature Page......................................................24

         Certifications of Chief Executive Officer and Chief Financial
         Officer.............................................................25

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
      Condensed Consolidated Statements of Financial Condition (unaudited)
                                  (In thousands)

                                                                   March 31,         September 30,
                                                                     2003                2002
Assets
   Cash and amounts due from depository institutions            $   58,626           $   52,299
   Interest-bearing deposits in other banks                         25,269               95,326
   Investment securities held to maturity                           20,443                  200
   Investment securities available for sale                        298,028              147,205
   Mortgage-backed securities held to maturity                     142,484              181,269
   Loans held for sale                                               3,561                8,263
   Loans, net                                                    1,565,723            1,541,468
   Accrued interest receivable                                      10,409                9,847
   Real estate owned                                                   721                  733
   Premises and equipment, net                                      28,401               27,049
   Federal Home Loan Bank stock                                     21,776               22,276
   Goodwill and other intangibles, net                               4,124                3,378
   Other assets                                                      2,052                1,810
                                                                 ---------            ---------
     Total assets                                               $2,181,617           $2,091,123
                                                                 =========            =========

Liabilities and Stockholders' Equity
Liabilities:
   Deposits                                                     $1,475,303           $1,372,362
   Short-term borrowings                                             7,068               22,000
   Long-term debt                                                  424,340              423,528
   Advance payments by borrowers for taxes and insurance            12,141               23,290
   Income taxes payable                                              1,352                1,822
   Other liabilities                                                 8,891                9,203
                                                                 ---------            ---------
     Total liabilities                                           1,929,095            1,852,205
                                                                 ---------            ---------

Stockholders' Equity:
   Preferred stock                                                     ---                  ---
   Common stock                                                      3,156                3,145
   Paid-in capital                                                 197,569              195,506
   Retained earnings                                               160,091              146,932
   Accumulated other comprehensive income, net                       3,279                2,338
   Common stock purchased by:
     Employee stock ownership plan (ESOP)                          (10,301)             (10,650)
     Recognition and retention plans (RRP)                          (3,597)              (3,652)
   Treasury stock                                                  (97,675)             (94,701)
                                                                 ---------            ---------
     Total stockholders' equity                                    252,522              238,918
                                                                 ---------            ---------
     Total liabilities and stockholders' equity                 $2,181,617           $2,091,123
                                                                 =========            =========

  See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings (unaudited)
                      (In thousands except per share data)

                                                    Three months ended                 Six months ended
                                                          March 31,                         March 31,
                                                          ---------                         ---------
                                                      2003             2002             2003             2002
                                                      ----             ----             ----             ----
Interest income:
  Loans                                            $ 28,901         $ 28,187         $ 58,226         $ 56,586
  Investment securities                               2,183            1,018            4,084            1,898
  Mortgage-backed securities                          2,148            2,940            4,666            5,231
  Other                                                 179              298              508              761
                                                     ------           ------           ------           ------
     Total interest income                           33,411           32,443           67,484           64,476
                                                     ------           ------           ------           ------
Interest expense:
  Deposits                                            6,901            9,478           14,838           20,370
  Other                                               5,452            4,604           11,099            8,701
                                                     ------           ------           ------           ------
     Total interest expense                          12,353           14,082           25,937           29,071
                                                     ------           ------           ------           ------

     Net interest income                             21,058           18,361           41,547           35,405
Provision for loan losses                               502              408              953              714
                                                     ------           ------           ------           ------
     Net interest income after provision for loan
        losses                                       20,556           17,953           40,594           34,691
                                                     ------           ------           ------           ------

Other income:
  Fees and service charges                            3,286            2,647            6,437            5,007
  Insurance commissions                                 612              581            1,182            1,090
  Income from real estate operations                     33               55               85               89
  Gain on sale of mortgage loans                      1,118              493            2,432              952
  Gain on sale of securities                            305              ---              610              ---
  Other                                                   9                8               16                5
                                                     ------           ------           ------           ------
     Total other income                               5,363            3,784           10,762            7,143
                                                     ------           ------           ------           ------

Other expenses:
  Compensation and employee benefits                  6,238            5,397           12,263           10,484
  Occupancy                                           1,477            1,289            2,913            2,550
  Data processing services                              784              676            1,480            1,263
  Advertising and promotion                             387              322              731              557
  Other                                               1,664            1,551            3,362            3,112
                                                     ------           ------           ------           ------
     Total other expense                             10,550            9,235           20,749           17,966
                                                     ------           ------           ------           ------

     Income before income taxes                      15,369           12,502           30,607           23,868
Income tax expense                                    6,024            4,883           11,986            9,312
                                                     ------           ------           ------           ------
     Net income                                    $  9,345         $  7,619         $ 18,621         $ 14,556
                                                     ======           ======          =======          =======

     Net income per share
        Basic                                         $0.41            $0.34            $0.82            $0.64
                                                      =====            =====            =====            =====
        Diluted                                       $0.40            $0.32            $0.80            $0.62
                                                      =====            =====            =====            =====

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                         Six months ended
                                                                                            March 31,
                                                                                            ---------
                                                                                       2003               2002
                                                                                       ----               ----
    Cash provided by operating activities:
        Net income                                                                $   18,621         $   14,556
        Adjustments to reconcile net income to net cash provided by operating activities:
            Gain on sale of investment securities available for sale                    (610)               ---
            (Gain) loss on sale of premises and equipment                                 (1)                 7
            Gain on sale of real estate owned                                            (10)               (14)
            Gain on sale of loans held for sale                                       (2,432)              (952)
            Provision for loan losses                                                    953                714
            Depreciation and amortization                                                613                824
            Deferred income tax expense (benefit)                                       (486)               120
            Originations of loans held for sale                                      (75,186)           (48,943)
            Proceeds from sale of loans held for sale                                 82,320             54,549
            Increase in deferred loan fees and costs                                   3,191              2,344
            (Increase) decrease in accrued interest receivable                          (562)               205
            Increase in other assets                                                    (179)               (82)
            Decrease in income taxes payable                                            (166)            (3,232)
            (Decrease) increase in other liabilities                                    (641)               610
                                                                                   ---------          ---------
            Net cash provided by operating activities                                 25,425             20,706
                                                                                   ---------          ---------


    Cash used by investing activities:
        Net increase in loans                                                        (26,348)           (66,752)
        Purchase of mortgage-backed securities                                       (10,275)           (74,196)
        Proceeds from principal repayments of mortgage-backed securities              48,978             27,837
        Purchase of investment securities held to maturity                           (20,243)               ---
        Proceeds from maturities  and calls of investment securities
            available for sale                                                           ---             10,000
        Proceeds from sales of investment securities available for sale                1,375                ---
        Purchase of investment securities available for sale                        (150,373)           (30,673)
        Proceeds from sale of real estate owned                                          217                344
        Purchase of premises and equipment                                            (1,727)            (1,887)
        Proceeds from sale of premises and equipment                                      51                 41
        FHLB stock redemption (purchase)                                                 500             (2,250)
        Purchase of insurance agency                                                    (591)               ---
                                                                                  ----------         ----------
            Net cash used by investing activities                                   (158,436)          (137,536)
                                                                                  ----------         ----------








                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                          Six months ended
                                                                                              March 31,
                                                                                              ---------
                                                                                       2003               2002
                                                                                       ----               ----
    Cash provided by financing activities:
        Net increase in deposits                                                     102,941            128,220
        Net proceeds from borrowings                                                     ---             50,000
        Repayments of borrowings                                                     (15,020)               (34)
        Decrease in advance payments by borrowers for taxes and insurance            (11,149)           (11,715)
        Dividends paid                                                                (5,462)            (4,831)
        Common stock options exercised                                                   945              1,144
        Purchase of treasury stock                                                    (2,974)            (6,517)
                                                                                    --------           --------
            Net cash provided by financing activities                                 69,281            156,267
                                                                                    --------           --------

            Net (decrease) increase in cash and cash equivalents                     (63,730)            39,437
    Cash and cash equivalents - beginning of period                                  147,625             92,792
                                                                                    --------           --------
    Cash and cash equivalents - end of period                                      $  83,895          $ 132,229
                                                                                    ========           ========


    Supplemental disclosures:
        Cash paid for:
            Interest                                                               $  26,021          $  29,081
            Taxes                                                                     12,791             12,425
        Noncash investing and financing activities:
            Additions to real estate acquired in settlement of loans
              through foreclosure                                                        195                307
            Sale of real estate owned financed by the Company                            ---                144
            Tax benefit of stock plans credited to capital                               304                106
            Change in unrealized gain (loss) on securities available for
              sale                                                                     1,531                102
            Change in deferred taxes related to securities available for
              sale                                                                      (590)               (39)
            Distribution of recognition and retention plan                                55                 52
            Transfer to short-term borrowings from long-term debt                        ---             15,000
            Note payable issued to purchase premises                                     900                ---

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

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement 146") which requires, among other things, recording a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management's future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. The provisions of Statement 146 are effective prospectively for exit and disposal activities initiated after December 31, 2002, with early application encouraged. This statement did not have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Financial Interpretation (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34", which requires disclosures about the guarantor's obligations and liquidity risks related to guarantees issued. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. This interpretation did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51", which addresses consolidation by business enterprises of variable interest entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. This interpretation did not have a material impact on the Company's consolidated financial statements.

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

At March 31, 2003, the Company had stock option plans for the benefit of directors, officers and other employees of the Company. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, no compensation cost has been recognized for the stock plans, since stock option exercise prices are equal to market price at dates of grant.

Had compensation cost for the Company's stock-based compensation plans been determined in accordance with the fair value based method in FASB Statement No. 123 "Accounting for Stock Based Compensation", the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:


                                                               Three months ended                  Six months ended
                                                                    March 31,                         March 31,
                                                                    ---------                         ---------
                                                             2003              2002             2003             2002
                                                             ----              ----             ----             ----
                                                                         (In thousands except per share data)
Net income                       As reported                $ 9,345           $ 7,619         $ 18,621         $ 14,556
                                 Less adjustments               342               330              683              650
                                                             ------            ------          -------          -------
                                 Pro forma                  $ 9,003           $ 7,289         $ 17,938         $ 13,906
                                                             ======            ======          =======          =======

Net income per share - basic     As reported                    .41               .34              .82              .64
                                 Pro forma                      .40               .32              .79              .61
Net income per share - diluted   As reported                    .40               .32              .80              .62
                                 Pro forma                      .39               .31              .77              .60



2).     NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six months ended March 31, 2003 and 2002. Adjustments have been made, where material, to give effect to the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.


                                                         Three months ended                         Six months ended
                                                              March 31,                                March 31,
                                                              ---------                                ---------
                                                      2003                 2002                2003                 2002
                                                      ----                 ----                ----                 ----

Net income                                         $ 9,345,104         $ 7,619,435          $18,620,510          $14,556,301
                                                    ==========          ==========           ==========           ==========

Weighted average common shares outstanding:
    Shares outstanding                              23,610,465          23,814,934           23,624,475           23,875,527
    Less weighted average
     uncommitted ESOP shares                        (1,041,566)         (1,111,406)          (1,050,298)          (1,120,138)
                                                    ----------          -----------          ----------           -----------
        Total
                                                    22,568,899          22,703,528           22,574,177           22,755,389
                                                    ==========          ==========           ==========           ==========

Basic earnings per share                           $      0.41         $      0.34          $      0.82          $      0.64
                                                    ==========          ==========           ==========           ==========

Weighted average common shares outstanding          22,568,899          22,703,528           22,574,177           22,755,389
Additional dilutive shares related to
    stock benefit plans                                612,365             607,524              580,337              551,818
                                                    ----------          ----------           ----------           ----------
Total weighted average common shares and
    equivalents outstanding for diluted
    earnings per share computation                  23,181,264          23,311,052           23,154,514           23,307,207
                                                    ==========          ==========           ==========           ==========

Diluted earnings per share                         $      0.40         $      0.32          $      0.80          $      0.62
                                                    ==========          ==========           ==========           ==========

Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

3).     INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities as of March 31, 2003 are as follows:

                                                               Gross           Gross         Estimated
                                             Amortized       unrealized     unrealized        market
                                               cost            gains          losses           value
                                               ----            -----          ------           -----
                                                             (In thousands)
Available for sale:

    FHLMC notes                             $  80,307       $     835      $     ---         $  81,142
    FHLB notes                                150,332           1,520            ---           151,852
    FNMA notes                                 60,051             426            ---            60,477
                                             --------        --------       --------          --------
                                              290,690           2,781            ---           293,471
    Equity securities                           1,999           2,558            ---             4,557
                                             --------        --------       --------          --------
                                              292,689           5,339            ---           298,028
                                             --------        --------       --------          --------
Held to maturity:
    FHLB notes                                 20,000              42            ---            20,042
    Municipal securities                          443              45            ---               488
                                             --------        --------       --------          --------
                                               20,443              87            ---            20,530
                                             --------        --------       --------          --------

    FHLMC mortgage-backed securities           76,992           3,282            ---            80,274
    FNMA mortgage-backed securities            65,492           3,398            ---            68,890
                                             --------        --------       --------          --------
                                              142,484           6,680            ---           149,164
                                             --------        --------       --------          --------
                                            $ 455,616       $  12,106       $    ---         $ 467,722
                                             ========        ========       ========          ========

The amortized cost and estimated market value of investment and mortgage-backed securities as of September 30, 2002 are as follows:

                                                               Gross           Gross           Estimated
                                            Amortized       unrealized       unrealized          market
                                               cost            gains           losses            value
                                               ----            -----           ------            -----
                                                                    (In thousands)
Available for sale:
   FHLB notes                               $  90,226        $   1,413       $     ---        $  91,639
   FHLMC notes                                 50,408              724             ---           51,132
                                             --------         --------        --------         --------
                                              140,634            2,137             ---          142,771
   Equity securities                            2,763            1,671             ---            4,434
                                             --------         --------        --------         --------
                                              143,397            3,808             ---          147,205
                                             --------         --------        --------         --------
Held to maturity:
   Municipal securities                           200               45             ---              245
                                             --------         --------        --------         --------
                                                  200               45             ---              245
                                             --------         --------        --------         --------

   FHLMC mortgage-backed securities            90,657            3,684             ---           94,341
   FNMA mortgage-backed securities             90,612            3,900             ---           94,512
                                             --------         --------        --------         --------
                                              181,269            7,584             ---          188,853
                                             --------         --------        --------         --------
                                            $ 324,866        $  11,437       $     ---        $ 336,303
                                             ========         ========        ========         ========



The amortized cost and estimated market value of debt securities at March 31, 2003 and September 30, 2002 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               March 31, 2003                   September 30, 2002
                                                               --------------                   ------------------
                                                                           Estimated                         Estimated
                                                         Amortized          market         Amortized          market
                                                           cost              value            cost             value
                                                           ----              -----            ----             -----
                                                                               (In thousands)
Available for sale:

    Due in one year or less                             $  60,150        $  60,735        $  60,306         $  61,358
    Due in one to five years                              230,540          232,736           80,328            81,413
                                                         --------         --------         --------          --------
                                                          290,690          293,471          140,634           142,771
                                                         --------         --------         --------          --------
Held to maturity:
    Due in one to five years                               20,243           20,287              ---               ---
    Due after five years                                      200              243              200               245
                                                         --------         --------         --------          --------
                                                           20,443           20,530              200               245
                                                         --------         --------         --------          --------

    FHLMC mortgage-backed securities                       76,992           80,274           90,657            94,341
    FNMA mortgage-backed securities                        65,492           68,890           90,612            94,512
                                                         --------         --------         --------          --------
                                                          142,484          149,164          181,269           188,853
                                                         --------         --------         --------          --------
                                                        $ 453,617        $ 463,165        $ 322,103         $ 331,869
                                                         ========         ========        =========         =========

As of March 31, 2003, the Company had pledged mortgage-backed securities with a market value of $18,241,000 and a carrying value of $17,345,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $877,000 and a carrying value of $814,000 to collateralize treasury, tax and loan accounts as of March 31, 2003.

4).     LOANS

Loans are summarized below:

                                                               March 31,           September 30,
                                                                  2003                2002
                                                                  ----                ----
                                                                        (In thousands)
Mortgage loans:
    Construction 1-4 family                                   $  156,657           $   142,181
    Permanent 1-4 family                                       1,034,134             1,072,175
    Multi-family                                                  14,960                14,995
    Nonresidential                                               167,213               153,635
    Land                                                         103,912                82,339
                                                               ---------             ---------
        Total mortgage loans                                   1,476,876             1,465,325
                                                               ---------             ---------

Other loans:
    Commercial                                                    44,114                34,172
    Home improvement                                              25,787                25,104
    Manufactured housing                                          15,551                14,832
    Other consumer                                               121,122               116,591
                                                               ---------             ---------
        Total other loans                                        206,574               190,699
                                                               ---------             ---------
        Total loans                                            1,683,450             1,656,024
                                                               ---------             ---------

Less:
    Loans in process                                              95,491                93,999
    Net deferred loan fees and discounts                           7,044                 6,180
    Allowance for loan losses                                     15,192                14,377
                                                               ---------             ---------
                                                                 117,727               114,556
                                                               ---------             ---------
        Total loans, net                                     $ 1,565,723           $ 1,541,468
                                                               =========             =========


An analysis of the allowance for loan losses follows:

                                         Three months ended               Six months ended
                                               March 31,                       March 31,
                                               ---------                       --------
                                          2003          2002           2003           2002
                                          ----          ----           ----           ----

                                                           (In thousands)
Beginning balance                       $ 14,700      $ 13,643        $ 14,377       $ 13,417
Provision for loan losses                    502           408             953            714
Charge-offs                                  (37)         (149)           (176)          (257)
Recoveries                                    27            12              38             40
                                         -------       -------         -------        -------
Ending balance                          $ 15,192      $ 13,914        $ 15,192       $ 13,914
                                         =======       =======         =======       ========


The allowance for loan losses consists of general allowances of $15,190,000 and $14,377,000 and specific allowances of $2,000 and $-0- at March 31, 2003 and September 30, 2002, respectively. Impaired loans (primarily consisting of classified loans), other than those evaluated collectively, were $8,044,000 and $8,941,000 at March 31, 2003 and September 30, 2002, respectively. The Company evaluates impaired loans based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral dependant loan. To the extent that an impaired loan's value is less than the loan's recorded investment, a specific allowance is recorded.

At March 31, 2003 and September 30, 2002, loans with unpaid principal balances of approximately $2,594,000 and $1,660,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of March 31, 2003 and September 30, 2002, approximately $2,235,000 and $1,209,000, respectively, of these loans were in the process of foreclosure.

As of March 31, 2003 and September 30, 2002, mortgage loans which had been sold on a recourse basis had outstanding principal balances of approximately $301,000 and $370,000 respectively.


5).      COMPREHENSIVE INCOME

The following table sets forth the components of the Company's comprehensive income:

                                                                Three months ended             Six months ended
                                                                     March 31,                     March 31,
                                                                     ---------                     ---------
                                                                2003           2002           2003           2002
                                                                ----           ----           ----           ----
                                                                                 (In thousands)

Net income                                                     $ 9,345        $ 7,619       $ 18,621       $ 14,556

Other comprehensive income, net of tax:
       Unrealized  gain on  securities  available for sale
       (net of  deferred  tax of  $196  and  $103  for the
       three   months  ended  March  31,  2003  and  2002,
       respectively,  and $590 and $39 for the six  months
       ended March 31, 2003 and 2002, respectively)                312            163            941             63
                                                                 -----          -----         ------         ------
Comprehensive income                                           $ 9,657        $ 7,782       $ 19,562       $ 14,619
                                                                 =====          =====         ======         ======


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

The Company recognized gains on sales of mortgage loans of $1,118,000 and $493,000, respectively, for the three months ended March 31, 2003 and 2002. For the six months ended March 31, 2003 and 2002, the Company recognized gains on sale of mortgage loans of $2,432,000 and $952,000, respectively.

The Company receives fees for servicing activities on loans it has sold. These activities include, but are not limited to, collecting principal, interest and escrow payments from borrowers; paying taxes and insurance from escrowed funds; monitoring delinquencies; and accounting for and remitting principal and interest payments. To the extent that the servicing fees exceed or do not provide adequate compensation for the services provided, the Company records a servicing asset or liability for the fair value of the servicing retained. Currently, the servicing fees retained by the Company are just adequate to compensate the Company for the servicing responsibilities. As of March 31, 2003, no servicing assets and/or liabilities were recognized.


7).      ACQUISITION OF INSURANCE AGENCY

On March 27, 2003, Harbor Insurance Agency, a subsidiary of Harbor Federal Savings Bank, completed its acquisition of the David G. Willbur Insurance Agency. David G. Willbur Insurance Agency has specialized in property and casualty insurance and has served the residents and businesses of St. Lucie county for over 76 years. The principal owner, David G. Willbur, joins the management team for Harbor Insurance Agency, Inc. The acquisition further complements Harbor Insurance Agency's existing line of insurance products and provides an even broader range of insurance company providers to meet the changing and growing needs of our customers.

The acquisition was accounted for using the purchase method. The results of operations of the insurance agency acquired are included in the consolidated financial statements of the Company from the date of acquisition.

The fair value of assets acquired and liabilities assumed in conjunction with the acquisition of the insurance agency was as follows:


                                                            (In thousands)

Cash                                                             $  1
Premises and equipment                                              6
Goodwill                                                          319
Other intangibles subject to amortization                         415
Other assets                                                       63
                                                                  ---
   Fair value of assets acquired                                  804
                                                                  ---

Deferred tax liability                                            160
Other liabilities                                                  65
                                                                  ---
   Fair value of liabilities assumed                              225
                                                                  ---

   Fair value of net assets acquired                              579
Acquisition costs                                                  13
                                                                  ---
   Purchase of insurance agency                                   592
Less cash acquired                                                  1
                                                                  ---
   Net cash used by purchase of insurance agency                 $591
                                                                  ===


Results of operations as if the acquisition had been completed as of October 1, 2002 were not significantly different than actual amounts.

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

Results of Operations

Comparisons of quarterly results of operations in this section are between the three months ended March 31, 2003 and March 31, 2002. Comparison of fiscal year to date results is between the six months then ended.

General. Diluted earnings per share for the second fiscal quarter ended March 31, 2003, increased 25.0% to 40 cents per share on net income of $9.3 million, compared to 32 cents per share on net income of $7.6 million for the same period last year. Diluted earnings per share for the six months ended March 31, 2003, increased 29.0% to 80 cents per share on net income of $18.6 million, compared to 62 cents per share on net income of $14.6 million for the same period last year. The increases for both the three and six month periods were due primarily to the increase in net interest income as a result of decreases in interest expense on deposits and growth in loans and investment securities. The decreases in interest expense on deposits were caused by a continuation of historically low interest rates, notwithstanding growth in total average deposits in both the three and six month periods. Diluted earnings per share for the three and six months ended March 31, 2003 included nonrecurring income of $187,000 and $375,000, respectively, or 1 and 2 cents per share, respectively, after tax, from gains on the sale of equity securities.

Net Interest Income. Net interest income increased 14.7% to $21.1 million for the quarter ended March 31, 2003, from $18.4 million for the same period last year. For the six months ended March 31, 2003, net interest income increased 17.3% to $41.5 million from $35.4 million for the same period last year. This increase was due primarily to the decrease in interest expense on deposits (notwithstanding total average deposit growth of $154.2 million for the six month period) and growth in loans and investment securities. The decreased interest expense, due substantially to lower costs of deposits, reflects a continuation of historically low interest rates. Average interest-earning assets increased by $284.9 million to $2.051 billion for the six months ended March 31, 2003, from $1.766 billion for the same period last year. The average balance of the loan portfolio increased by $117.0 million. The average balance of investment securities increased by $180.9 million. The net interest margin increased to 4.06% for the six months ended March 31, 2003, from 4.02% for the same period last year due primarily to the cost of interest-bearing liabilities decreasing more than the yield on interest-earning assets in the declining interest rate environment. The average deposit mix
changed  to  42.4%  and  57.6%  of  core  deposits  and  certificate   accounts,
respectively, for the six months ended March 31, 2003 from 38.6% and 61.4%, respectively, for the same period last year.

Provision for Loan Losses. The determination of the allowance for loan losses is considered by management to be a critical accounting policy and is based upon estimates made by management. The provision for loan losses was $502,000 for the quarter ended March 31, 2003, compared to $408,000 for the same period last year. The provision for the quarter ended March 31, 2003 was principally comprised of a charge of $518,000 due to growth in the loan portfolio, primarily in the commercial real estate and commercial business loan portfolios, and $10,000 for net charge offs partially offset by a decrease of $26,000 due to changes in the levels of classified loans. The provision for the quarter ended March 31, 2002 was principally comprised of a charge of $271,000 related to growth in the loan portfolio and to an increase in the level of classified loans, due primarily to the change in classification of a commercial real estate loan, and $137,000 in net charge offs.

For the six months ended March 31, 2003, the provision for loan losses was $953,000 compared to $714,000 for the same period last year. The provision for the six months ended March 31, 2003 was principally comprised of a charge of $770,000 related to growth in the loan portfolio, primarily commercial real estate and commercial business loans, $138,000 in net charge offs, and $45,000 due to changes in the levels of classified loans. The provision for the six months ended March 31, 2002 was principally comprised of a charge of $497,000 related to growth in the loan portfolio and to an increase in the level of classified loans, due primarily to the change in classifications of two commercial real estate loans, and $217,000 in net charge offs. Nonperforming loans decreased to $2.6 million at March 31, 2003 from $3.3 million at March 31, 2002. The ratio of the allowance for loan losses to total nonperforming loans increased to 585.61% at March 31, 2003 from 423.02% at March 31, 2002.

There were no significant changes in the estimation methods or fundamental assumptions used in the calculation of the allowance for loan losses at March 31, 2003, compared to September 30, 2002. Furthermore, there was no reallocation of the allowance from September 30, 2002. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Other Income. Other income increased to $5.4 million for the quarter ended March 31, 2003, from $3.8 million for the same period last year. The increase was due primarily to increases of $639,000 in fees and service charges, $625,000 in gain on sale of mortgage loans, principally residential fixed rate mortgage loans, and $305,000 in gain on sale of securities. Fees and service charges, primarily from fees and service charges on deposit products, were $3.3 million and $2.6 million for the quarters ended March 31, 2003 and 2002, respectively. This increase was due primarily to the growth in transaction accounts. Gain on the sale of mortgage loans was $1.1 million and $493,000 for the quarters ended March 31, 2003 and 2002, respectively. This increase was due to an increase in the sale of residential one-to-four family fixed rate mortgage loans to reduce interest rate risk by limiting the growth of long term fixed rate loans in the portfolio. Gain on sale of securities, primarily equity securities, was $305,000 and $-0- for the quarters ended March 31, 2003 and 2002, respectively.

Other income increased to $10.8 million for the six months ended March 31, 2003, compared to $7.1 million for the same period last year. This increase was due primarily to increases of $1.4 million in fees and service charges, $1.5 million in gain on sale of mortgage loans, and $610,000 in gain on sale of equity securities in the six months ended March 31, 2003. Fees and service charges, primarily from fees and service charges on deposit products, were $6.4 million and $5.0 million for the six months ended March 31, 2003 and 2002, respectively. This increase was due primarily to the growth in transaction accounts. Gain on sale of mortgage loans was $2.4 million and $952,000 for the six months ended March 31, 2003 and 2002, respectively.

This increase was due to an increase in the sale of residential one-to-four family fixed rate mortgage loans to reduce interestrate risk by limiting the growth of long term fixed rate loans in the portfolio. Gain on the sale of securities, primarily equity securities, was $610,000 and $-0- for the six months ended March 31, 2003 and 2002, respectively.

Other Expenses. Other expenses increased to $10.6 million for the quarter ended March 31, 2003, from $9.2 million for the same period last year, due primarily to increases of $841,000 in compensation and benefits, $188,000 in occupancy expense, $108,000 in data processing services, $65,000 in advertising and promotion, and $113,000 in other expense. The increase in compensation and benefits was due primarily to annual salary increases, additional staff required to support the growth in loans and deposits and contributions to the defined benefit plan. The increase in occupancy expense was due primarily to an increase in data processing equipment expense. The increases in data processing services, advertising and promotion, and other expenses were due primarily to increases resulting from the growth in loans and deposits.

For the six months ended March 31, 2003, other expenses increased to $20.7 million compared to $18.0 million for the same period last year. This increase was due primarily to increases of $1.8 million in compensation and benefits, $363,000 in occupancy expense, $217,000 in data processing services, $174,000 in advertising and promotion, and $250,000 in other expenses. The increase in compensation and benefits was due primarily to annual salary increases, additional staff required to support the growth in loans and deposits, and contributions to the defined benefit plan. The increase in occupancy expense was due primarily to an increase in data processing equipment expense. The increases in data processing services, advertising and promotion and other expenses were due primarily to increases resulting from the growth in loans and deposits.

Income Taxes. Income tax expense increased to $6.0 million for the quarter ended March 31, 2003, from $4.9 million for the same period last year due primarily to an increase in pretax accounting income. The effective tax rates were 39.2% and 39.1% for the quarters ended March 31, 2003 and 2002, respectively.

For the six months ended March 31, 2003, income tax expense increased to $12.0 million from $9.3 million for the same period last year due primarily to an increase in pretax accounting income. The effective tax rates were 39.2% and 39.0% for the six months ended March 31, 2003 and 2002, respectively.

Financial Condition

Comparisons of financial condition in this section are from the end of the preceding fiscal year to March 31, 2003.

Total assets increased to $2.182 billion at March 31, 2003, from $2.091 billion at the fiscal year ended September 30, 2002. The increase is due primarily to an increase in investment securities, partially offset by a decrease in interest bearing deposits in other banks and repayments of mortgage-backed securities.

Interest-bearing deposits in other banks decreased to $25.3 million at March 31, 2003, from $95.3 million at September 30, 2002. The decrease is due primarily to a decrease in funds on deposit at the FHLB to fund purchases of investment securities.

Investment securities available for sale increased to $298.0 million at March 31, 2003, from $147.2 million at September 30, 2002. The increase is due primarily to the purchase of $150.4 million FHLMC, FHLB, and FNMA notes. The purchases were funded with excess cash provided by the net increase in deposits and the decrease in interest bearing deposits in other banks.

Investment securities held to maturity increased to $20.4 million at March 31, 2003 from $200,000 at September 30, 2002. The increase is due primarily to the purchase of $20.2 million FHLB notes, funded with excess cash provided by the net increase in deposits and the decrease in interest bearing deposits in other banks.

Mortgage-backed securities decreased to $142.5 million at March 31, 2003, from $181.2 million at September 30, 2002. The decrease is due primarily to repayments of $49.0 million partially offset by the purchase of $10.3 million of five year fixed rate balloon securities.

Net loans increased to $1.566 billion at March 31, 2003, from $1.541 billion at September 30, 2002. The increase is due primarily to loan disbursements of $388.0 million partially offset by repayments of $279.4 million and sale of mortgage loans of $82.3 million. The increase in net loans for the six months ended March 31, 2003 is due primarily to a net increase of $21.4 million in land loans, $16.1 million in nonresidential mortgage loans, $9.9 million in commercial business loans, and $5.9 million in consumer loans, partially offset by a $33.0 million decrease in residential 1-4 family mortgage loans.

Deposits increased to $1.475 billion at March 31, 2003, from $1.372 billion at September 30, 2002. The increase is due primarily to a net increase in deposits before interest credited of $90.3 million and interest credited of $12.6 million. The increase in deposits for the six months ended March 31, 2003 is due primarily to a net increase of $97.1 million in core deposits and an increase of $5.8 million in deposits in certificate accounts.

FHLB advances decreased to $430.5 million from $445.5 million at March 31, 2003, from September 30, 2002 due to the payoff of maturing advances.

Stockholders' equity increased to $252.5 million at March 31, 2003, from $238.9 million at September 30, 2002. The increase is due primarily to $18.6 million of earnings for the six months partially offset by $5.5 million of dividends paid and the repurchase of $3.0 million of Company common stock to be held as treasury stock. During the six months, the Company repurchased 141,607 shares at an average price of $21.01 per share to be held as treasury stock in accordance with the Company's stock repurchase program.

At March 31, 2003, the Bank exceeded all regulatory capital requirements as follows:



                                          Required                         Actual               Excess of
                                          --------                         ------              Actual Over
                                                 % of                               % of        Regulatory
                                     Amount     Assets             Amount          Assets      Requirements
                                     ------     ------             ------         -------      ------------
                                                               (Dollars in thousands)

Tangible Capital                    32,578       1.50%           212,101            9.77%       179,523
Core Capital                        65,156       3.00%           212,101            9.77%       146,945
Risk-Based Capital                  96,831       8.00%           226,496           18.71%       129,665


Cash Flow

The Bank's primary sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds from operations. The Bank will consider increasing its borrowings from the Federal Home Loan Bank (FHLB) from time to time as an alternative to increasing deposit account interest rates. In addition, the Bank holds unpledged fixed and adjustable rate mortgage-backed securities totaling $124.3 million at March 31, 2003 that could be used as collateral under repurchase transactions with securities dealers.

Repurchase transactions serve as secured borrowings and provide a source of short-term liquidity for the Bank. At March 31, 2003, the Bank had $820.0 million or 55.6% of the Bank's deposits in certificate accounts. Based on past experience, management believes that a substantial percentage of these certificates will be renewed at maturity, although there can be no assurance that this will occur. The Bank would use borrowings from the FHLB or repurchase transactions with securities dealers if replacement funding was needed as a result of maturing certificate accounts.

Net cash provided by the Company's operating activities (i.e. cash items affecting net income) was $25.4 million and $20.7 million for the six months ended March 31, 2003 and 2002, respectively.

Net cash used by the Company's investing activities (i.e. cash used primarily from its investment securities, mortgage-backed securities and loan portfolios) was $158.4 million and $137.5 million for the six months ended March 31, 2003 and 2002, respectively. The increase in cash used in 2003 was principally due to an increase of $139.9 million in the purchases of investment securities and a $10 million decrease in proceeds from maturities of investment securities available for sale, partially offset by a $63.9 million decrease in the purchase of mortgage-backed securities, a $40.4 million decrease in the net increase in loans and a $21.1 million increase in the proceeds from repayments of mortgage-backed securities.

Net cash provided by the Company's financing activities (i.e. cash receipts primarily from net increases (decreases) in deposits and net FHLB advances) was $69.3 million and $156.3 million for the six months ended March 31, 2003 and 2002, respectively. The decrease in cash flows in 2003 was primarily due to a decrease of $50.0 million in proceeds from FHLB advances, a decrease of $25.3 million in the net increase in deposits, a $15.0 million increase in repayments of borrowings, and a $3.5 million decrease in the purchases of treasury stock.

Critical Accounting Policies

The determination of the allowance for loan losses is considered by management to be a critical accounting policy and is based upon estimates made by management. The allowance for loan losses consists of general allowances of $15,190,000 and $14,377,000 and specific allowances of $2,000 and $-0- at March 31, 2003 and September 30, 2002, respectively. Impaired loans (primarily consisting of classified loans), other than those evaluated collectively, were $8,044,000 and $8,941,000 at March 31, 2003 and September 30, 2002,
respectively. The Company evaluates impaired loans based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral dependant loan. To the extent that an impaired loan's value is less than the loan's recorded investment, a specific allowance is recorded.

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

The following table sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated:

                                                    March 31,     September 30,
                                                       2003            2002
                                                       ----            ----
                                                       (Dollars in thousands)
Nonaccrual mortgage loans:
    Delinquent less than 90 days                      $   ---       $   ---
    Delinquent 90 days or more                          2,036         1,237
                                                        -----         -----
      Total                                             2,036         1,237
                                                        -----         -----
Nonaccrual other loans:
    Delinquent less than 90 days                          ---           ---
    Delinquent 90 days or more                            558           423
                                                        -----         -----
      Total                                               558           423
                                                        -----         -----
Total nonperforming loans                               2,594         1,660
Real estate owned, net of related allowance               721           733
                                                        -----         -----
Total nonperforming assets                            $ 3,315       $ 2,393
                                                       ======        ======

Nonperforming loans to total net loans                   .17%          .11%
Total nonperforming assets to total assets               .15%          .11%
Allowance for loan losses to total net loans             .97%          .93%
Allowance for loan losses to nonperforming loans      585.61%       865.87%
Allowance for loan losses to classified loans         191.40%       219.44%

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

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security-Holders.

An Annual Meeting of Stockholders of the Company was held January 24, 2003 for the purpose of considering and voting upon the following matters:

          1. Approval of the election of Directors Larry Lee, Jr. to serve for a one-year term, Richard L. Lynch and Edwin R. Massey to serve for a two-year term each, and Richard N. Bird, Frank H. Fee, III and Richard V. Neill, Sr. to serve for a three-year term each.
          2. To ratify the appointment by the Company's Board of Directors of the firm of KPMG LLP as independent public accountants for the Company for the fiscal year ending September 30, 2003.

The following table sets forth the results as to each matter voted upon:

    PROPOSAL                        FOR             AGAINST          ABSTAIN     % APPROVED       BROKER NON-VOTES
    --------                        ---             -------          -------     ----------       ----------------

No. 1
   Larry Lee, Jr.                19,926,115         156,017            ---          99%                ---
   Richard L. Lynch              19,926,715         155,417            ---          99%                ---
   Edwin R. Massey               19,925,113         157,019            ---          99%                ---
   Richard N. Bird               19,923,586         158,546            ---          99%                ---
   Frank H. Fee, III             19,887,673         194,459            ---          99%                ---
   Richard V. Neill, Sr.         19,928,175         153,957            ---          99%                ---
No. 2                            19,854,390         203,711         24,031          99%                ---


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

10(i) Employment contract with Michael J. Brown, Sr. (Exhibit 10(a) to the Registration Statement on Form S-4 filed December 20, 1996)

10(ii) 1994 Incentive Stock Option Plan (Exhibit 10(b) to the Registration Statement on Form S-4 filed December 20, 1996)

10(iii) 1994 Stock Option Plan for Outside Directors (Exhibit 10(c) to the Registration Statement on Form S-4 filed December 20, 1996)

10(iv) Harbor Federal Savings Bank Non-Employee Directors' Retirement Plan Form 10-Q for the quarter ended December 31, 1997 filed
           August 11, 1997)

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

(b) Reports on Form 8-K.

On January 15, 2003, the Company filed a report on Form 8-K announcing its earnings for the first quarter of the 2003 fiscal year.

>



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                         HARBOR FLORIDA BANCSHARES, INC.




Date:    May 8, 2003                  /s/
                         --------------------------------------
                         Michael J. Brown, Sr.
                         President and Chief Executive Officer



Date:    May 8, 2003                 /s/
                         --------------------------------------
                         H. Michael Callahan
                         Senior Vice President, Finance and
                         Principal Financial Officer

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




          /s/
-------------------------

Michael J. Brown, Sr.
Chief Executive Officer
May 8, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBARNES-OXLEY ACT OF 2002




I, H. Michael Callahan, Chief Financial Officer of Harbor Florida
   Bancshares, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Harbor Florida Bancshares, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




          /s/
-------------------------
H. Michael Callahan
Chief Financial Officer
May 8, 2003

                                                                  EXHIBIT 99.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
J. Brown, Sr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.






          /s/
--------------------------
Michael J. Brown, Sr.
Chief Executive Officer
May 8, 2003

                                                                 EXHIBIT 99.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Michael Callahan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.






          /s/
-------------------------
H. Michael Callahan
Chief Financial Officer
May 8, 2003