Form 10-Q
period 2003-06-30
HARBOR FLORIDA BANCSHARES INC
filed 2003-08-14
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: June 30, 2003
                                -------------
                                       OR

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

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                (Address of principal executive offices/ZIP code)

Registrant's telephone number, including area code        (772) 461-2414
                                                  -----------------------------


          Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                       ---   ---
          Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                    ---   ---

          As of July 22, 2003, there were 23,761,658 shares of the Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                Table of Contents

Part I.  Financial Information                                             Page

Item 1.  Financial Statements

         Condensed Consolidated Statements of Financial Condition as of
         June 30, 2003 and September 30, 2002 (unaudited)....................2

         Condensed Consolidated Statements of Earnings for the three and nine months ended June 30, 2003 and 2002 (unaudited)................3

         Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2003 and 2002 (unaudited).....................4

         Notes to Condensed Consolidated Financial Statements (unaudited)....6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk and
         Asset and Liability Management.....................................22

Item 4.  Controls and Procedures............................................22


Part II. Other Information

Item 1.  Legal Proceedings..................................................22

Item 2.  Changes in Securities..............................................22

Item 3.  Defaults Upon Senior Securities....................................22

Item 4.  Submission of Matters to a Vote of Security-Holders................22

Item 5.  Other Information..................................................22

Item 6.  Index of Exhibits and Reports on Form 8-K..........................23

         Signature Page.....................................................25

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
      Condensed Consolidated Statements of Financial Condition (unaudited)
                                 (In thousands)

                                                                        June 30,           September 30,
                                                                          2003                 2002
                                                                          ----                -----

Assets
------
   Cash and amounts due from depository institutions                 $    57,349          $    52,299
   Interest-bearing deposits in other banks                                6,503               95,326
   Investment securities held to maturity                                 50,414                  200
   Investment securities available for sale                              297,620              147,205
   Mortgage-backed securities held to maturity                           208,440              181,269
   Loans held for sale                                                     5,141                8,263
   Loans, net                                                          1,571,851            1,541,468
   Accrued interest receivable                                            10,289                9,847
   Real estate owned                                                         863                  733
   Premises and equipment, net                                            28,830               27,049
   Federal Home Loan Bank stock                                           24,176               22,276
   Goodwill and other intangibles, net                                     4,126                3,378
   Other assets                                                            1,694                1,810
                                                                       ---------            ---------
     Total assets                                                    $ 2,267,296          $ 2,091,123
                                                                       =========           ==========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
   Deposits                                                          $ 1,498,741          $ 1,372,362
   Short-term borrowings                                                  15,069               22,000
   Long-term debt                                                        469,318              423,528
   Advance payments by borrowers for taxes and insurance                  18,525               23,290
   Income taxes payable                                                    1,629                1,822
   Other liabilities                                                       9,067                9,203
                                                                       ---------            ---------
     Total liabilities                                                 2,012,349            1,852,205
                                                                       ---------            ---------

Stockholders' Equity:
   Preferred stock                                                           ---                  ---
   Common stock                                                            3,158                3,145
   Paid-in capital                                                       198,309              195,506
   Retained earnings                                                     166,733              146,932
   Accumulated other comprehensive income, net                             3,302                2,338
   Common stock purchased by:
     Employee stock ownership plan (ESOP)                                (10,127)             (10,650)
     Recognition and retention plans (RRP)                                (3,537)              (3,652)
   Treasury stock                                                       (102,891)             (94,701)
                                                                       ---------            ---------
     Total stockholders' equity                                          254,947              238,918
                                                                       ---------            ---------
     Total liabilities and stockholders' equity                      $ 2,267,296          $ 2,091,123
                                                                       =========            =========

  See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings (unaudited)
                      (In thousands except per share data)

                                                                  Three months ended                Nine months ended
                                                                       June 30,                         June 30,
                                                                       --------                         --------
                                                                 2003             2002             2003             2002
                                                                 ----             ----             ----             ----
Interest income:
  Loans                                                       $ 29,028         $ 28,782         $ 87,254         $ 85,369
  Investment securities                                          2,482            1,118            6,567            3,016
  Mortgage-backed securities                                     1,938            3,064            6,604            8,294
  Other                                                            127              227              635              988
                                                               -------          -------          -------          -------
     Total interest income                                      33,575           33,191          101,060           97,667
                                                               -------          -------          -------          -------
Interest expense:
  Deposits                                                       6,390            8,884           21,228           29,254
  Other                                                          5,479            4,720           16,578           13,420
                                                               -------          -------          -------          -------
     Total interest expense                                     11,869           13,604           37,806           42,674
                                                               -------          -------          -------          -------

     Net interest income                                        21,706           19,587           63,254           54,993
Provision for loan losses                                          659              403            1,612            1,117
                                                               -------          -------          -------          -------
     Net interest income after provision for loan
        losses                                                  21,047           19,184           61,642           53,876
                                                               -------          -------          -------          -------

Other income:
  Fees and service charges                                       3,197            2,761            9,634            7,768
  Insurance commissions                                            860              514            2,042            1,605
  Income (loss) from real estate operations                         50               (4)             135               84
  Gain on sale of mortgage loans                                 1,266              481            3,698            1,433
  Gain on sale of securities                                       389              467              999              467
  Other                                                            (10)              40                5               44
                                                               -------          -------          -------          -------
     Total other income                                          5,752            4,259           16,513           11,401
                                                               -------          -------          -------          -------

Other expenses:
  Compensation and employee benefits                             6,620            5,545           18,883           16,029
  Occupancy                                                      1,551            1,396            4,464            3,946
  Data processing services                                         750              670            2,231            1,933
  Advertising and promotion                                        364              227            1,095              784
  Other                                                          1,752            1,656            5,113            4,768
                                                               -------          -------          -------          -------
     Total other expense                                        11,037            9,494           31,786           27,460
                                                               -------          -------          -------          -------

     Income before income taxes                                 15,762           13,949           46,369           37,817
Income tax expense                                               6,187            5,462           18,173           14,774
                                                               -------          -------          -------          -------
     Net income                                               $  9,575         $  8,487         $ 28,196         $ 23,043
                                                               =======          =======          =======          =======

     Net income per share
        Basic                                                 $   0.43         $   0.37         $   1.25         $   1.01
                                                               =======          =======          =======          =======
        Diluted                                               $   0.42         $   0.37         $   1.22         $   0.99
                                                               =======          =======          =======          =======

 See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                       Nine months ended
                                                                                            June 30,
                                                                                            --------
                                                                                     2003               2002
                                                                                     ----               ----

Cash provided by operating activities:
     Net income                                                                 $  28,196           $  23,043
     Adjustments to reconcile net income to net cash provided by operating activities:
         Gain on sale of investment securities available for sale                    (999)               (467)
         Loss (gain) on sale of premises and equipment                                 17                 (26)
         (Gain) loss on sale of real estate owned                                     (23)                 23
         Gain on sale of loans held for sale                                       (3,698)             (1,433)
         Provision for loan losses                                                  1,612               1,117
         Depreciation and amortization                                                798               1,390
         ESOP forfeitures                                                            (108)                (57)
         Deferred income tax expense (benefit)                                       (740)                120
         Originations of loans held for sale                                     (117,916)            (72,369)
         Proceeds from sale of loans held for sale                                124,736              75,943
         Increase in deferred loan fees and costs                                   5,266               3,214
         Increase in accrued interest receivable                                     (442)               (182)
         Decrease in other assets                                                     179                 212
         Increase (decrease) in income taxes payable                                  135              (2,645)
         (Decrease) increase in other liabilities                                    (225)                645
                                                                                 --------            --------
           Net cash provided by operating activities                               36,788              28,528
                                                                                 --------            --------


Cash used by investing activities:
     Net increase in loans                                                        (34,051)           (109,652)
     Purchase of mortgage-backed securities                                      (102,075)            (84,143)
     Proceeds from principal repayments of mortgage-backed securities              74,672              41,810
     Purchase of investment securities held to maturity                           (50,216)                ---
     Proceeds from maturities and calls of investment securities
         available for sale                                                        70,000              10,000
     Proceeds from sales of investment securities available for sale                2,038               1,931
     Purchase of investment securities available for sale                        (220,361)            (60,934)
     Proceeds from sale of real estate owned                                          362               1,112
     Purchase of premises and equipment                                            (2,811)             (2,640)
     Proceeds from sale of premises and equipment                                      58                 101
     FHLB stock purchase                                                           (1,900)             (5,250)
     Purchase of insurance agency                                                    (600)                ---
                                                                                 --------            --------
         Net cash used by investing activities                                   (264,884)           (207,665)
                                                                                 --------            --------


                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                        Nine months ended
                                                                                            June 30,
                                                                                            --------
                                                                                   2003               2002
                                                                                   ----               ----

Cash provided by financing activities:
     Net increase in deposits                                                     126,379             138,691
     Net proceeds from short-term borrowings                                        3,000                 ---
     Repayments of borrowings                                                     (15,041)            (10,051)
     Net proceeds from long-term borrowings                                        50,000             110,000
     Decrease in advance payments by borrowers for taxes and insurance             (4,765)             (5,444)
     Dividends paid                                                                (8,395)             (7,385)
     Common stock options exercised                                                 1,227               1,693
     Purchase of treasury stock                                                    (8,082)             (7,813)
                                                                                  -------             -------
         Net cash provided by financing activities                                144,323             219,691
                                                                                  -------             -------

         Net (decrease) increase in cash and cash equivalents                     (83,773)             40,554
Cash and cash equivalents - beginning of period                                   147,625              92,792
                                                                                  -------             -------
Cash and cash equivalents - end of period                                        $ 63,852            $133,346
                                                                                  =======             =======


Supplemental disclosures:
         Cash paid for:
            Interest                                                             $ 37,831            $ 42,640
            Taxes                                                                  19,091              17,300
         Noncash investing and financing activities
            Additions to real estate acquired in settlement of loans
             through foreclosure                                                      470               1,129
            Sale of real estate owned financed by the Company                         ---                 156
            Tax benefit of stock plans credited to capital                            328                 122
            Change in unrealized gain on securities available for sale              1,569                 643
            Change in deferred taxes related to securities available for
             sale                                                                    (605)               (247)
            Distribution of recognition and retention plan                            115                 112
            Transfer to short-term borrowings from long-term debt                   5,000              15,000
            Note payable issued to purchase premises                                  900                 ---

   See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1).     BASIS OF PRESENTATION
        ---------------------

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

In November 2002, the FASB issued Financial Interpretation (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34" which requires disclosures about the guarantor's obligations and liquidity risks related to guarantees issued. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. This interpretation did not have a material impact on the Company's consolidated financial statements.

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

At June 30, 2003, the Company had stock option plans for the benefit of directors, officers and other employees of the Company. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, no compensation cost has been recognized for the stock plans, since stock option exercise prices are equal to market price at dates of grant.

Had compensation cost for the Company's stock-based compensation plans been determined in accordance with the fair value based method in FASB Statement No. 123 "Accounting for Stock Based Compensation", the Company's net income and net income per share would have been reduced to the proforma amounts indicated below:

                                                    Three months ended                Nine months ended
                                                         June 30,                         June 30,
                                                         --------                         --------
                                                   2003            2002             2003             2002
                                                   ----            ----             ----             ----
                                                          (In thousands except per share data)
Net income - As reported                         $ 9,575         $ 8,487          $ 28,196         $ 23,043
Less: total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                       (265)           (257)             (791)            (753)
                                                  ------          ------           -------          -------
Pro forma net income                             $ 9,310         $ 8,230          $ 27,405         $ 22,290
                                                  ======          ======           =======          =======

Net income per share - Basic
   As reported                                       .43             .37              1.25             1.01
   Pro forma                                         .41             .36              1.21              .98
Net income per share - Diluted
   As reported                                       .42             .37              1.22              .99
   Pro forma                                         .40             .35              1.18              .96


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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("Statement 149") to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities. " The statement is effective for contracts entered into or modified after June 30, 2003. The statement is not expected to have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 ("Statement 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Statement 150 requires that an issuer classify a financial instrument that is within the scope of Statement 150 as a liability. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement did not have a material impact on the Company's consolidated financial statements.

2).     NET INCOME PER SHARE
        --------------------

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine months ended June 30, 2003 and 2002. Adjustments have been made, where material, to give effect to the shares that would be outstanding assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.

                                                       Three months ended                        Nine months ended
                                                            June 30,                                  June 30,
                                                            --------                                  --------
                                                    2003                 2002                2003                 2002
                                                    ----                 ----                ----                 ----

Net income                                       $ 9,575,001         $ 8,486,929          $28,195,511          $23,043,230
                                                  ==========          ==========           ==========           ==========

Weighted average common shares outstanding:
    Shares outstanding                            23,635,001          23,846,382           23,627,984           23,865,812
    Less weighted average
     uncommitted ESOP shares                      (1,024,108)         (1,093,948)          (1,041,568)          (1,111,408)
                                                  ----------          ----------           ----------           ----------
        Total                                     22,610,893          22,752,434           22,586,416           22,754,404
                                                  ==========          ==========           ==========           ==========

Basic earnings per share                         $      0.43         $      0.37          $      1.25          $      1.01
                                                  ==========          ==========           ==========           ==========

Weighted average common shares
    outstanding                                   22,610,893          22,752,434           22,586,416           22,754,404
Additional dilutive shares related to
    stock benefit plans                              630,186             682,975              583,742              583,393
                                                  ----------          ----------           ----------           ----------

Total weighted average common shares and
    equivalents outstanding for diluted
    earnings per share computation                23,241,079          23,435,409           23,170,158           23,337,797
                                                  ==========          ==========           ==========           ==========

Diluted earnings per share                       $      0.42         $      0.37          $      1.22          $      0.99
                                                  ==========          ==========           ==========           ==========

Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

3).     INVESTMENT AND MORTGAGE BACKED SECURITIES
        -----------------------------------------

The amortized cost and estimated market value of investment and mortgage-backed securities as of June 30, 2003 are as follows:


                                                               Gross         Gross          Estimated
                                              Amortized      unrealized    unrealized         market
                                                 cost          gains         losses           value
                                                 ----          -----         ------           -----
                                                                  (In thousands)

Available for sale:
    FHLB notes                              $ 160,256       $   1,825       $     ---       $ 162,081
    FHLMC notes                                70,217             671             ---          70,888
    FNMA notes                                 60,045             570             ---          60,615
                                             --------        --------        --------        --------
                                              290,518           3,066             ---         293,584
    Equity securities                           1,725           2,311             ---           4,036
                                             --------        --------        --------        --------
                                              292,243           5,377             ---         297,620
                                             --------        --------        --------        --------
Held to maturity:
    FHLB notes                                 30,000             228             ---          30,228
    FHLMC notes                                19,972             252             ---          20,224
    Municipal securities                          442              51             ---             493
                                             --------        --------        --------        --------
                                               50,414             531             ---          50,945
                                             --------        --------        --------        --------

    FHLMC mortgage-backed securities          124,958           2,813             ---         127,771
    FNMA mortgage-backed securities            83,482           2,763             ---          86,245
                                             --------        --------        --------        --------
                                              208,440           5,576             ---         214,016
                                             --------        --------        --------        --------
                                            $ 551,097       $  11,484       $     ---       $ 562,581
                                             ========        ========        ========        ========

The amortized cost and estimated market value of investment and mortgage-backed securities as of September 30, 2002 are as follows:

                                                              Gross           Gross         Estimated
                                              Amortized     unrealized      unrealized        market
                                                cost          gains           losses           value
                                                ----          -----           ------           -----
                                                                 (In thousands)

Available for sale:

   FHLB notes                               $  90,226       $   1,413       $     ---       $  91,639
   FHLMC notes                                 50,408             724             ---          51,132
                                             --------        --------        --------        --------
                                              140,634           2,137             ---         142,771
   Equity securities                            2,763           1,671             ---           4,434
                                             --------        --------        --------        --------
                                              143,397           3,808             ---         147,205
                                             --------        --------        --------        --------
Held to maturity:
   Municipal securities                           200              45             ---             245
                                             --------        --------             ---        --------
                                                  200              45             ---             245
                                             --------        --------        --------        --------

   FHLMC mortgage-backed securities            90,657           3,684             ---          94,341
   FNMA mortgage-backed securities             90,612           3,900             ---          94,512
                                             --------        --------        --------        --------
                                              181,269           7,584             ---         188,853
                                             --------        --------        --------        --------
                                            $ 324,866       $  11,437        $    ---       $ 336,303
                                             ========        ========        ========        ========


The amortized cost and estimated market value of debt securities at June 30, 2003 and September 30, 2002 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   June 30, 2003                September 30, 2002
                                                   -------------                ------------------
                                                             Estimated                      Estimated
                                             Amortized        market         Amortized       market
                                                cost          value            cost          value
                                                ----          -----            ----          -----
                                                                  (In thousands)

Available for sale:
    Due in one year or less                 $  80,107       $  80,926       $  60,306       $  61,358
    Due in one to five years                  210,411         212,658          80,328          81,413
                                             --------        --------        --------        --------
                                              290,518         293,584         140,634         142,771
                                             --------        --------        --------        --------
Held to maturity:
    Due in one to five years                   50,214          50,697             ---             ---
    Due after five years                          200             248             200             245
                                             --------        --------        --------        --------
                                               50,414          50,945             200             245
                                             --------        --------        --------        --------

    FHLMC mortgage-backed securities          124,958         127,771          90,657          94,341
    FNMA mortgage-backed securities            83,482          86,245          90,612          94,512
                                             --------        --------          ------        --------
                                              208,440         214,016         181,269         188,853
                                             --------        --------        --------        --------
                                            $ 549,372       $ 558,545       $ 322,103       $ 331,869
                                             ========        ========        ========        ========

As of June 30, 2003, the Company had pledged mortgage-backed securities with a market value of $15,290,000 and a carrying value of $14,604,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $751,000 and a carrying value of $698,000 to collateralize treasury, tax and loan accounts as of June 30, 2003.

4).     LOANS
        -----

        Loans are summarized below:


                                                   June 30,           September 30,
                                                    2003                   2002
                                                    ----                   ----
                                                         (In thousands)
        Mortgage loans
          Construction 1-4 family                $  162,357            $  142,181
          Permanent 1-4 family                    1,001,195             1,072,175
          Multi-family                               17,951                14,995
          Nonresidential                            172,795               153,635
          Land                                      119,113                82,339
                                                  ---------             ---------
              Total mortgage loans                1,473,411             1,465,325
                                                  ---------             ---------

        Other loans:
          Commercial                                 48,803                34,172
          Home improvement                           25,359                25,104
          Manufactured housing                       16,780                14,832
          Other consumer                            126,167               116,591
                                                  ---------             ---------
              Total other loans                     217,109               190,699
                                                  ---------             ---------
              Total loans                         1,690,520             1,656,024
                                                  ---------             ---------

        Less:
          Loans in process                           95,332                93,999
          Net deferred loan fees and discounts        7,489                 6,180
          Allowance for loan losses                  15,848                14,377
                                                  ---------             ---------
                                                    118,669               114,556
                                                  ---------             ---------
              Total loans, net                   $1,571,851            $1,541,468
                                                  =========             =========


An analysis of the allowance for loan losses follows:


                                          Three months ended             Nine months ended
                                              June 30,                        June 30,
                                              --------                        --------
                                         2003           2002            2003           2002
                                         ----           ----            ----           ----
                                                            (In thousands)

        Beginning balance              $ 15,192       $ 13,914        $ 14,377       $ 13,417
        Provision for loan losses           659            403           1,612          1,117
        Charge-offs                         (25)          (250)           (201)          (507)
        Recoveries                           22             19              60             59
                                        -------        -------         -------        -------
        Ending balance                 $ 15,848       $ 14,086        $ 15,848       $ 14,086
                                        =======        =======         =======        =======

The allowance for loan losses consists of general allowances of $15,846,000 and $14,377,000 and specific allowances of $2,000 and $-0- at June 30, 2003 and September 30, 2002, respectively. Impaired loans (primarily consisting of classified loans), other than those evaluated collectively, were $8,813,000 and $8,941,000 at June 30, 2003 and September 30, 2002, respectively. The Company evaluates impaired loans based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral dependant loan. To the extent that an impaired loan's value is less than the loan's recorded investment, a specific allowance is recorded.

At June 30, 2003 and September 30, 2002, loans with unpaid principal balances of approximately $2,276,000 and $1,660,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of June 30, 2003 and September 30, 2002, approximately $1,639,000 and $1,209,000, respectively, of these loans were in the process of foreclosure.

As of June 30, 2003 and September 30, 2002, mortgage loans which had been sold on a recourse basis had outstanding principal balances of approximately $280,000 and $370,000 respectively.


5).     COMPREHENSIVE INCOME
        --------------------

The following table sets forth the components of the Company's comprehensive income:

                                                                  Three months ended              Nine months ended
                                                                        June 30,                       June 30,
                                                                        --------                       --------
                                                                    2003          2002           2003           2002
                                                                    ----          ----           ----           ----
                                                                                     (In thousands)

  Net income                                                     $ 9,575        $ 8,487        $28,196        $23,043

  Other comprehensive income, net of tax:

    Unrealized gain on securities available for sale
    (net of deferred tax of $15 and $208 for the three
    months ended June 30, 2003 and 2002, respectively,
    and $605 and $247 for the nine months ended June 30,
    2003 and 2002, respectively)                                      23            333            964            396
                                                                  ------         ------        -------        -------

  Comprehensive income                                           $ 9,598        $ 8,820        $29,160        $23,439
                                                                  ======         ======         ======         ======


6).     TRANSFERS OF FINANCIAL ASSETS AND SERVICING RIGHTS RETAINED
        -----------------------------------------------------------

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

The Company recognized gains on sales of mortgage loans of $1,266,000 and $481,000, respectively, for the three months ended June 30, 2003 and 2002. For the nine months ended June 30, 2003 and 2002, the Company recognized gains on sale of mortgage loans of $3,698,000 and $1,433,000, respectively.

The Company receives fees for servicing activities on loans it has sold. These activities include, but are not limited to, collecting principal, interest and escrow payments from borrowers; paying taxes and insurance from escrowed funds; monitoring delinquencies; and accounting for and remitting principal and interest payments. To the extent that the servicing fees exceed or do not provide adequate compensation for the services provided, the Company records a servicing asset or liability for the fair value of the servicing retained. Currently, the servicing fees retained by the Company are just adequate to compensate the Company for the servicing responsibilities. As of June 30, 2003, no servicing assets and/or liabilities were recognized.

7).     ACQUISITION OF INSURANCE AGENCY
        -------------------------------

On March 27, 2003, Harbor Insurance Agency, Inc., a subsidiary of Harbor Federal Savings Bank, completed its acquisition of the David G. Willbur Insurance Agency. David G. Willbur Insurance Agency has specialized in property and casualty insurance and has served the residents and businesses of St. Lucie county for over 76 years. The principal owner, David G. Willbur, joined the management of Harbor Insurance Agency, Inc. The acquisition further complements Harbor Insurance Agency's existing line of insurance products and provides a broader range of insurance company providers to meet changing and growing customer needs.

The acquisition was accounted for using the purchase method. The results of operations of the insurance agency acquired are included in the consolidated financial statements of the Company from the date of acquisition.

The fair value of assets acquired and liabilities assumed in conjunction with the acquisition of the insurance agency was as follows:

                                                                 2003
                                                                 ----
                                                            (In thousands)

Cash                                                            $   1
Premises and equipment                                              6
Goodwill                                                          319
Other intangibles subject to amortization                         415
Other assets                                                       63
                                                                  ---
   Fair value of assets acquired                                  804
                                                                  ---

Deferred tax liability                                            160
Other liabilities                                                  65
                                                                  ---
   Fair value of liabilities assumed                              225
                                                                  ---

   Fair value of net assets acquired                              579
Acquisition costs                                                  22
                                                                  ---
   Purchase of insurance agency                                   601
Less cash acquired                                                  1
                                                                  ---
   Net cash used by purchase of insurance agency                $ 600
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

Results of Operations

Comparisons of quarterly results of operations in this section are between the three months ended June 30, 2003 and June 30, 2002. Comparison of fiscal year to date results is between the nine months then ended.

General. Diluted earnings per share for the third fiscal quarter ended June 30, 2003, increased 13.5% to 42 cents per share on net income of $9.6 million, compared to 37 cents per share on net income of $8.5 million for the same period last year. Diluted earnings per share for the nine months ended June 30, 2003, increased 23.2% to $1.22 per share on net income of $28.2 million, compared to 99 cents per share on net income of $23.0 million for the same period last year. The increases for both the three and nine month periods were due primarily to the increase in net interest income as a result of decreases in interest expense on deposits and growth in loans and investment securities. The decreases in interest expense on deposits were caused by a continuation of historically low interest rates, notwithstanding growth in total average deposits in both the three and nine month periods.

Net Interest Income. Net interest income increased 10.8% to $21.7 million for the quarter ended June 30, 2003, from $19.6 million for the same period last year. For the nine months ended June 30, 2003, net interest income increased 15.0% to $63.3 million from $55.0 million for the same period last year. This increase was due primarily to the decrease in interest expense on deposits (notwithstanding total average deposit growth of $156.9 million over prior year averages) and the increase in interest income due to growth in loans and investment securities. The decreased interest expense, due substantially to lower costs of deposits, reflects a continuation of historically low interest rates. Average interest-earning assets increased by $281.7 million to $2.081 billion for the nine months ended June 30, 2003, from $1.799 billion for the same period last year. The average balance of the loan portfolio increased by $105.2 million. The average balance of investment securities increased by $205.1 million. The net interest margin decreased to 4.06% for the nine months ended June 30, 2003, from 4.08% for the same period last year due primarily to the yield on interest-earning assets decreasing more than the cost of interest-bearing liabilities in the declining interest rate environment.

The average deposit composition changed to 43.2% and 56.8% of core deposits and certificate accounts, respectively, for the nine months ended June 30, 2003 from 39.2% and 60.8%, respectively, for the same period last year.

Provision for Loan Losses. The determination of the allowance for loan losses is considered by management to be a critical accounting policy and is based upon estimates made by management.

The provision for loan losses was $659,000 for the quarter ended June 30, 2003, compared to $403,000 for the same period last year. The provision for the quarter ended June 30, 2003 was principally comprised of a charge of $647,000 due to growth in the loan portfolio, primarily in the commercial real estate and commercial business loan portfolios, $3,000 for net charge offs and $9,000 due to changes in the levels of classified loans. The provision for the quarter ended June 30, 2002 was principally comprised a charge of $290,000 due to growth in the loan portfolio, primarily in the commercial real estate and consumer loan portfolios, and $231,000 for net charge offs partially offset by a credit of $118,000 related to a decrease in the level of classified loans.

For the nine months ended June 30, 2003, the provision for loan losses was $1.6 million compared to $1.1 million for the same period last year. The provision for the nine months ended June 30, 2003 was principally comprised of a charge of $1.4 million related to growth in the loan portfolio, primarily commercial real estate and commercial business loans, $141,000 in net charge offs, and $53,000 due to changes in the levels of classified loans. The provision for the nine months ended June 30, 2002 was principally comprised of a charge of $362,000 due to growth in the loan portfolio, primarily in the commercial real estate and consumer loan portfolios, $307,000 due to an increase in the level of classified loans, due primarily to the change in classifications of two commercial real estate loans, and $448,000 in net charge offs. Nonperforming loans decreased to $2.3 million at June 30, 2003 from $2.7 million at June 30, 2002. The ratio of the allowance for loan losses to total nonperforming loans increased to 696.39% at June 30, 2003 from 520.50% at June 30, 2002.

There were no significant changes in the estimation methods or fundamental assumptions used in the calculation of the allowance for loan losses at June 30, 2003, compared to September 30, 2002. Furthermore, there was no reallocation of the allowance from September 30, 2002. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Other Income. Other income increased to $5.8 million for the quarter ended June 30, 2003, from $4.3 million for the same period last year. The increase was due primarily to increases of $436,000 in fees and service charges, $785,000 in gain on sale of mortgage loans, principally residential fixed rate mortgage loans, and $346,000 in insurance commissions and fees. Fees and service charges (primarily from fees and service charges on deposit products) were $3.2 million and $2.8 million for the quarters ended June 30, 2003 and 2002, respectively. This increase was due primarily to the growth in transaction accounts. Gain on the sale of mortgage loans was $1.3 million and $481,000 for the quarters ended June 30, 2003 and 2002, respectively. This increase was due to an increase in the sale of residential one-to-four family fixed rate mortgage loans to reduce interest rate risk by limiting the growth of long term fixed rate loans in the portfolio. Insurance commissions and fees were $860,000 and $514,000 for the three months ended June 30, 2003 and 2002, respectively. This increase was due primarily to the acquisition of an insurance agency in the quarter ended March 31, 2003 and increased sales of insurance products.

Other income increased to $16.5 million for the nine months ended June 30, 2003, compared to $11.4 million for the same period last year. This increase was due primarily to increases of $1.9 million in fees and service charges, $2.3 million in gain on sale of mortgage loans, principally residential fixed rate mortgage loans, $532,000 in gain on sale of equity securities, and $437,000 in insurance commission and fees.

Fees and service charges (primarily from fees and service charges on deposit products) were $9.6 million and $7.8 million for the nine months ended June 30, 2003 and 2002, respectively. This increase was due primarily to the growth in transaction accounts. Gain on sale of mortgage loans was $3.7 million and $1.4 million for the nine months ended June 30, 2003 and 2002, respectively. This increase was due to an increase in the sale of residential one-to-four family fixed rate mortgage loans to reduce interest rate risk by limiting the growth of long term fixed rate loans in the portfolio. Gain on the sale of securities, primarily equity securities, was $999,000 and $467,000 for the nine months ended June 30, 2003 and 2002, respectively. Insurance commissions and fees were $2.0 million and $1.6 million for the nine months ended June 30, 2003 and 2002, respectively. This increase was due to the acquisition of an insurance agency in the quarter ended March 31, 2003 and increased sales of insurance products.

Other Expenses. Other expenses increased to $11.0 million for the quarter ended June 30, 2003, from $9.5 million for the same period last year, due primarily to increases of $1.1 million in compensation and benefits, $155,000 in occupancy expense, $80,000 in data processing services, $137,000 in advertising and promotion, and $96,000 in other expenses. The increase in compensation and benefits was due primarily to annual salary increases, additional staff required to support the growth in loans and deposits and contributions to the defined benefit plan. The increase in occupancy expense was due primarily to an increase in data processing equipment expense. The increases in data processing services, advertising and promotion, and other expenses were due primarily to increases resulting from the growth in loans and deposits.

For the nine months ended June 30, 2003, other expenses increased to $31.8 million compared to $27.5 million for the same period last year. This increase was due primarily to increases of $2.9 million in compensation and benefits, $518,000 in occupancy expense, $298,000 in data processing services, $311,000 in advertising and promotion, and $345,000 in other expenses. The increase in compensation and benefits was due primarily to annual salary increases, additional staff required to support the growth in loans and deposits, and contributions to the defined benefit plan. The increase in occupancy expense was due primarily to an increase in data processing equipment expense. The increases in data processing services, advertising and promotion and other expenses were due primarily to increases resulting from the growth in loans and deposits.

The Company has a non-contributory defined benefit pension plan covering all full-time employees who were hired before January 1, 2003 and have attained one year of service and 21 years of age. As a result of the decline in market value of the investments held in the defined benefit plan, the Bank, based on actuarial calculations, currently expects to be required to increase its pension contribution to approximately $650,000 and $800,000 for fiscal years 2003 and 2004, respectively. The Company recorded pension expense of approximately $388,000 and $10,700 for the nine months ended June 30, 2003 and 2002, respectively.

Income Taxes. Income tax expense increased to $6.2 million for the quarter ended June 30, 2003, from $5.5 million for the same period last year due primarily to an increase in pretax accounting income. The effective tax rates were 39.3% and 39.2% for the quarters ended June 30, 2003 and 2002, respectively.

For the nine months ended June 30, 2003, income tax expense increased to $18.2 million from $14.8 million for the same period last year due primarily to an increase in pretax accounting income. The effective tax rates were 39.2% and 39.1% for the nine months ended June 30, 2003 and 2002, respectively.

Financial Condition

Comparisons of financial condition in this section are from the end of the preceding fiscal year to June 30, 2003.

Total assets increased to $2.267 billion at June 30, 2003, from $2.091 billion at the fiscal year ended September 30, 2002. The increase is due primarily to an increase in investment securities, loans and mortgage-backed securities, partially offset by a decrease in interest bearing deposits in other banks.

Interest-bearing deposits in other banks decreased to $6.5 million at June 30, 2003, from $95.3 million at September 30, 2002. The decrease is due primarily to a decrease in funds on deposit at the FHLB used to fund purchases of investment securities.

Investment securities available for sale increased to $297.6 million at June 30, 2003, from $147.2 million at September 30, 2002. The increase is due primarily to the purchase of $220.4 million FHLMC, FHLB, and FNMA notes partially offset by maturities and calls of $70.0 million. The purchases were funded with excess cash provided by the net increase in deposits and the decrease in interest bearing deposits in other banks.

Investment securities held to maturity increased to $50.4 million at June 30, 2003 from $200,000 at September 30, 2002. The increase is due primarily to the purchase of $50.2 million FHLB and FHLMC notes, funded with excess cash provided by the net increase in deposits and the decrease in interest bearing deposits in other banks.

Mortgage-backed securities increased to $208.4 million at June 30, 2003, from $181.2 million at September 30, 2002. The increase is due primarily to purchases of $102.1 million of 5 and 7 year fixed-rate balloon securities partially offset by repayments of $74.7 million. The purchases were funded with a $50.0 million long-term fixed rate FHLB advance and excess cash provided by the net increase in deposits.
Net loans increased to $1.572 billion at June 30, 2003, from $1.541 billion at September 30, 2002. The increase is due primarily to loan disbursements of $609.3 million partially offset by repayments of $457.9 million and sales of mortgage loans of $121.0 million, primarily residential one-to-four family fixed-rate mortgage loans. The increase in net loans for the nine months ended June 30, 2003 is due primarily to a net increase of $36.4 million in land loans, $21.8 million in nonresidential mortgage loans, $14.5 million in commercial business loans, and $11.8 million in consumer loans, partially offset by a $58.8 million decrease in residential one-to-four family mortgage loans.

Deposits increased to $1.499 billion at June 30, 2003, from $1.372 billion at September 30, 2002. The increase is due primarily to a net increase in deposits before interest credited of $106.4 million and interest credited of $18.1 million. The increase in deposits for the nine months ended June 30, 2003 is due primarily to a net increase of $119.3 million in core deposits and an increase of $7.1 million in deposits in certificate accounts.

FHLB advances increased to $484.4 million from $445.5 million at June 30, 2003, from September 30, 2002 due to $53.0 million of new advances partially offset by $15.0 million of maturing advances. Of the new advances, $50.0 million were long-term fixed rate advances taken in order to fund the purchase of mortgage backed securities and to offset the interest rate risk of newly originated residential one-to-four family fixed rate mortgage loans held in the portfolio. The remaining $3.0 million of new advances were daily rate advances.

Stockholders' equity increased to $254.9 million at June 30, 2003, from $238.9 million at September 30, 2002. The increase is due primarily to $28.2 million of earnings for the nine months partially offset by $8.4 million of dividends paid and the repurchase of $8.2 million of Company common stock to be held as treasury stock. During the nine months, the Company repurchased 352,688 shares at an average price of $23.22 per share to be held as treasury stock in accordance with the Company's stock repurchase program.

At June 30, 2003, the Bank exceeded all regulatory capital requirements as follows:

                                  Required                     Actual
                                  --------                     ------             Excess of Actual
                                        % of                          % of         Over Regulatory
                          Amount       Assets           Amount       Assets        Requirements
                          ------       ------           ------       ------        ------------
                                                     (Dollars in thousands)

Tangible Capital          33,863       1.50%           221,530        9.81%          187,667
Core Capital              67,726       3.00%           221,530        9.81%          153,804
Risk-Based Capital        99,951       8.00%           236,422       18.92%          136,471


Cash Flow

The Bank's primary sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds from operations. The Bank will consider increasing its borrowings from the Federal Home Loan Bank (FHLB) from time to time as an alternative to increasing deposit account interest rates. In addition, the Bank holds unpledged fixed and adjustable rate mortgage-backed securities totaling $193.1 million at June 30, 2003 that could be used as collateral under repurchase transactions with securities dealers.

Repurchase transactions serve as secured borrowings and provide a source of short-term liquidity for the Bank. At June 30, 2003, the Bank had $821.2 million or 54.8% of the Bank's deposits in certificate accounts. Based on past experience, management believes that a substantial percentage of these certificates will be renewed at maturity, although there can be no assurance that this will occur. The Bank would use borrowings from the FHLB or repurchase transactions with securities dealers if replacement funding was needed as a result of maturing certificate accounts.

Net cash provided by the Company's operating activities (i.e. cash items affecting net income) was $36.8 million and $28.5 million for the nine months ended June 30, 2003 and 2002, respectively.

Net cash used by the Company's investing activities (i.e. cash used primarily from its investment securities, mortgage-backed securities and loan portfolios) was $264.9 million and $207.7 million for the nine months ended June 30, 2003 and 2002, respectively. The increase in cash used in 2003 was principally due to an increase of $209.6 million in the purchases of investment securities and a $17.9 million increase in the purchase of mortgage-backed securities offset by a $75.6 million decrease in the net increase in loans, a $60,000 increase in proceeds from maturities of investment securities available for sale and a $32.9 million increase in the proceeds from repayments of mortgage-backed securities.

Net cash provided by the Company's financing activities (i.e. cash receipts primarily from net increases (decreases) in deposits and net FHLB advances) was $144.3 million and $219.7 million for the nine months ended June 30, 2003 and 2002, respectively. The decrease in cash flows in 2003 was primarily due to a decrease of $57.0 million in proceeds from FHLB advances, a decrease of $12.3 million in the net increase in deposits, and a $5.0 million increase in repayments of borrowings.

Critical Accounting Policies

The determination of the allowance for loan losses is considered by management to be a critical accounting policy and is based upon estimates made by management. The allowance for loan losses consists of general allowances of $15,846,000 and $14,377,000 and specific allowances of $2,000 and $-0- at June 30, 2003 and September 30, 2002, respectively. Impaired loans (primarily consisting of classified loans), other than those evaluated collectively, were $8,813,000 and $8,941,000 at June 30, 2003 and September 30, 2002, respectively.
The Company evaluates impaired loans based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral dependant loan. To the extent that an impaired loan's value is less than the loan's recorded investment, a specific allowance is recorded.

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

The following table sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated:

                                                      June 30,     September 30,
                                                        2003           2002
                                                        ----           ----
                                                      (Dollars in thousands)

Nonaccrual mortgage loans:
    Delinquent less than 90 days                      $   ---       $   ---
    Delinquent 90 days or more                          1,903         1,237
                                                        -----         -----
      Total                                             1,903         1,237
                                                        -----         -----
Nonaccrual other loans:
    Delinquent less than 90 days                          ---           ---
    Delinquent 90 days or more                            373           423
                                                        -----         -----
      Total                                               373           423
                                                        -----         -----
Total nonperforming loans                               2,276         1,660
Real estate owned, net of related allowance               863           733
                                                        -----         -----
Total nonperforming assets                            $ 3,139       $ 2,393
                                                        =====         =====

Nonperforming loans to total net loans                    .14%          .11%
Total nonperforming assets to total assets                .14%          .11%
Allowance for loan losses to total net loans             1.01%          .93%
Allowance for loan losses to nonperforming loans       696.39%       865.87%
Allowance for loan losses to classified loans          182.34%       219.44%

Item 3. Quantitative and Qualitative Disclosures about Market Risk and Asset and Liability Management.

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see the Company's Annual Report on Form 10-K for the year ended September 30, 2002. The Company believes there has been no material change in the Company's asset and liability position or the market value of the Company's portfolio equity since September 30, 2002.

Item 4. Controls and Procedures

Based on their evaluation, the Company's Chief Executive Officer, Michael J. Brown, Sr. and Chief Financial Officer, H. Michael Callahan, have concluded the Company's disclosure controls and procedures are effective as of June 30, 2003 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. During the last fiscal quarter, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, the internal control over financial reporting.

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

10(vi) 1998 Stock Incentive Plan for Directors, Officers and Employees (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 26, 1998)

10(vii) Change of Control Agreements (Exhibit 10(vii) to Form 10-K for the year ended September 30, 2000 filed December 29, 2000)

10(viii)*   Change of Control Agreement

31.1* Certification by Michael J. Brown, Sr., Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification by H. Michael Callahan, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification by Michael J. Brown, Sr., Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Sarbanes-Oxley Act of 2002.

32.2* Certification by H. Michael Callahan, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Included with this report.


(b)     Reports on Form 8-K.

On April 9, 2003, the Company filed a report on Form 8-K announcing its earnings for the second quarter of the 2003 fiscal year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          HARBOR FLORIDA BANCSHARES, INC.




Date:    August 14, 2003                               /s/
                                          ---------------------------------
                                          Michael J. Brown, Sr.
                                          President and Chief Executive Officer



Date:    August 14, 2003                               /s/
                                          ---------------------------------
                                          H. Michael Callahan
                                          Senior Vice President, Finance and
                                          Chief Financial Officer

                                                                   EXHIBIT 31.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Michael J. Brown, Sr., Chief Executive Officer of Harbor Florida Bancshares, Inc., certify that:

1.  I have reviewed this report on Form 10-Q of Harbor Florida
    Bancshares, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and
    15d-15(e)) for the registrant and have:

       a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b. Evaluated  the   effectiveness   of  the   registrant's
          disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


      /s/
---------------------
Michael J. Brown, Sr.
Chief Executive Officer
August 14, 2003

                                                                  EXHIBIT 31.2



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, H. Michael Callahan, Chief Financial Officer of Harbor Florida Bancshares, Inc., certify that:

1.   I have reviewed this report on Form 10-Q of Harbor Florida
     Bancshares,Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       c. Disclosed  in this  report  any  change  in the  registrant's internal control over financial reporting that occurred during registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


       /s/
-------------------
H. Michael Callahan
Chief Financial Officer
August 14, 2003

                                                                  EXHIBIT 32.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
J. Brown, Sr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, th efinancial condition and result of operations of the Company.






        /s/
---------------------
Michael J. Brown, Sr.
Chief Executive Officer
August 14, 2003

                                                                  EXHIBIT 32.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Michael Callahan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.






       /s/
-------------------
H. Michael Callahan
Chief Financial Officer
August 14, 2003