Form 10-K
period 2003-09-30
HARBOR FLORIDA BANCSHARES INC
filed 2003-12-29
CIK 1029407

HARBOR FLORIDA BANCSHARES, INC.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   ----------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 2003
                          ---------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                        Commission file number 000-22817

                         HARBOR FLORIDA BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                65-0813766
---------------------------------               -------------------------
    (State or other jurisdiction                (I.R.S. employer
  of incorporation or organization)             identification no.)

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                    (Address of principal executive offices)
                                   (ZIP code)

Registrant's telephone number, including area code     (772) 461-2414
                                                  ----------------------

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
Yes  X     No
   ------    ------

         [ ] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the average bid and asked price of the common stock as of December 5, 2003 ($29.75) was $708,545,516.

         The number of shares of common stock outstanding on December 5, 2003 was 23,816,656.

         Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  X     No
   ------    ------

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the average bid and asked price of the common stock as of March 31, 2003 ($23.36) was $559,110,901.

         The number of shares of common stock outstanding on March 31, 2003 was 23,934,542.

Documents incorporated by reference:

         Parts II and IV of Form 10-K

                  Annual Report to Shareholders for the fiscal year ended September 30, 2003. With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the 2003 Annual Report to Shareholders is not deemed to be filed as part of this report.

         Part III of Form 10-K

                  Proxy Statement for the 2003 Annual Meeting of Shareholders.

                                TABLE OF CONTENTS



Item                                                                       Page
 No.                                                                        No.

         Part I
         ------

1        Business.............................................................4

2        Properties..........................................................22

3        Legal Proceedings...................................................25

4        Submission of Matters to a Vote of Security-Holders.................25

         Part II
         -------

5        Market for Registrant's  Common Equity and Related
         Stockholder Matters.................................................25

6        Selected Financial Data.............................................26

7        Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................26


7A       Quantitative and Qualitative Disclosures about Market
         Risk................................................................26

8        Financial Statements and Supplementary Data.........................26

9        Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................................26

9A       Controls and Procedures.............................................27

         Part III
         --------

10       Directors and Executive Officers of the
         Registrant..........................................................27

11       Executive Compensation..............................................27

12       Security Ownership of Certain Beneficial Owners and Management......27

13       Certain Relationships and Related
         Transactions........................................................28

14       Principal Accounting Fees and
         Services............................................................28

         Part IV
         -------

15       Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.................................................................29

         Signatures..........................................................31

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

         Prior to March 18, 1998, the Company's predecessor entity, Harbor Florida Bancorp, Inc. ("Bancorp"), was owned approximately 53.37% by Harbor Financial M.H.C. ("Mutual Holding Company") and 46.63% by public shareholders. On March 18, 1998, pursuant to a plan of conversion and reorganization, and after a series of transactions: (1) Bancshares was formed and became the surviving corporate entity, (2) Bancshares sold the ownership interest in Bancorp previously held by the Mutual Holding Company to the public in a subscription offering (the "Offering") (16,586,752 common shares at $10.00 resulting in net cash proceeds (after costs and funding the ESOP) of approximately $150 million), (3) previous public shareholders of Bancorp had their shares exchanged into 14,112,400 common shares of Bancshares (exchange ratio of 6.0094 to 1) (the "Exchange"), and (4) the Mutual Holding Company ceased to exist. The total number of shares of common stock outstanding following the Offering and Exchange was 30,699,152. The reorganization was accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments.

Market Area

         The Company serves communities in six growing and diverse Florida counties. Its headquarters are in Fort Pierce, Florida, located on the eastern coast of Florida between Stuart and Daytona Beach. In addition to its headquarters, it has seventeen branch offices and three insurance agency offices in St. Lucie, Indian River and Martin counties, located on Florida's "Treasure Coast." This area is characterized by both a large retirement and vacation home population and a significant agricultural economy, primarily citrus crops. The Company has eight branch offices located in Brevard County, which encompasses the "Space Coast" of the state. Brevard County has an industrial base fueled primarily by companies related to NASA and the John F. Kennedy Space Center. Prominent electronics concerns such as Harris Corporation are also major employers in this area. The Company also has one branch office in Okeechobee County, a rural, agricultural area, and seven branch offices in Volusia County, where tourism and a large retirement population predominate.

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

                                                                            At September 30,
                        ----------------------------------------------------------------------------------------------------------
                                       2003              2002                  2001                  2000                     1999
                                       ----              ----                  ----                  ----                     ----
                                      Percent               Percent               Percent               Percent             Percent
                                         of                   of                    of                    of                  of
                           Amount      Total     Amount      Total      Amount     Total    Amount       Total     Amount    Total
                           ------      -----     ------      -----      ------     -----    ------       -----     ------    -----
                                                                  (Dollars in thousands)
Mortgage Loans:
Construction 1-4 Family   $ 190,315   10.81%    $ 142,181    8.59%   $ 119,648      7.95%   $ 106,063    7.88%    $ 91,922    7.94%
Permanent 1-4 Family      1,014,405   57.62     1,072,175   64.74    1,016,248     67.53      899,229   66.81      788,408   68.12
Multifamily                  19,754    1.13        14,995    0.90       21,314      1.42       20,474    1.52       15,141    1.31
Nonresidential              181,752   10.32       153,635    9.28      129,875      8.63      120,067    8.92       99,824    8.63
Land                        126,950    7.21        82,339    4.97       51,196      3.40       54,731    4.07       41,882    3.62
                          ---------   -----     ---------   -----    ---------     -----    ---------   -----    ---------   -----
    Total Mortgage
    Loans                 1,533,176   87.09     1,465,325   88.48    1,338,281     88.93    1,200,564   89.20    1,037,177   89.62
                          ---------   -----     ---------   -----    ---------     -----    ---------   -----    ---------   -----
Other Loans:
Commercial                   56,268    3.20        34,172    2.06       31,945      2.12       28,606    2.13       21,192    1.83
Consumer:
    Home Improvement         26,442    1.50        25,104    1.52       24,973      1.66       21,636    1.61       17,205    1.49
    Manufactured
        Housing              17,849    1.01        14,832     .90       14,607       .97       15,736    1.17       16,190    1.40
    Other Consumer (1)      126,770    7.20       116,591    7.04       95,074      6.32       79,363    5.89       65,489    5.66
                          ---------   -----     ---------   -----    ---------     -----    ---------   -----    ---------   -----
    Total Other Loans       227,329   12.91       190,699   11.52      166,599     11.07      145,341   10.80      120,076   10.38
                          ---------   -----     ---------   -----    ---------     -----    ---------   -----    ---------   -----
Total Loans Receivable    1,760,505  100.00%    1,656,024  100.00%   1,504,880    100.00%   1,345,905  100.00%   1,157,253  100.00%
                          ---------  ======     ---------  ======    ---------    ======    ---------  ======    ---------  ======
Less:
Loans in process            124,427                93,999               84,777                 77,074               70,722
Deferred loan fees and
    discounts                 8,494                 6,180                4,813                  4,433                4,244
Allowance for loan
    losses                   16,199                14,377               13,417                 12,729               11,952
                        -----------           -----------          -----------            -----------          -----------
    Subtotal                149,120               114,556              103,007                 94,236               86,918
                        -----------           -----------          -----------            -----------          -----------
Total Loans Receivable,
    Net                   1,611,385             1,541,468            1,401,873              1,251,669            1,070,335
Loans Held for Sale           2,648                 8,263                5,373                  2,548                1,747
Mortgage-backed
    Securities              308,075               181,269              153,714                165,059              196,971
                        -----------           -----------          -----------            -----------          -----------
Total                   $ 1,922,108           $ 1,731,000          $ 1,560,960            $ 1,419,276          $ 1,269,053
                        ===========           ===========          ===========            ===========          ===========

(1) Includes home equity and other second mortgage loans.

         The following table shows the maturity or period to repricing of the Company's loan and mortgage-backed securities portfolios at September 30, 2003. Loans that have adjustable rates are shown as being due in the period in which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $658.5 million, $446.9 million and $384.4 million for fiscal years 2003, 2002 and 2001, respectively. Loans having no stated maturity and no schedule of repayments (including delinquent loans), and demand loans are reported as due within one year.

                                             One          Three        Five
                               Within       through      through      through    Ten through   Beyond twenty
                              one year   three years    five years   ten years   twenty years       years          Total
                              --------   -----------    ----------   ---------   ------------       -----          -----
                                                                  (In thousands)
Mortgage loans:
  1-4 family                    $87,808     $62,838     $65,339        $74,329      $ 349,390       $ 443,360   $ 1,083,064
  Other                         101,939      39,678      42,851         64,766         76,296             985       326,515
Other loans:
  Consumer                       62,548      17,451      27,743         25,538         36,995             528       170,803
  Commercial                     24,847       5,893      14,222          4,042          7,125             ---        56,129
Nonperforming loans (1)           2,215         ---         ---            ---            ---             ---         2,215
Mortgage-backed
  securities                      4,169       2,291      40,345        197,232         64,038             ---       308,075
                              ---------   ---------   ---------      ---------      ---------       ---------   -----------
    Sub-total                 $ 283,526   $ 128,151   $ 190,500      $ 365,907      $ 533,844       $ 444,873   $ 1,946,801
                              =========   =========   =========      =========      =========       =========
Deferred loan fees and
    discounts                                                                                                       (8,494)
Allowance for loan losses                                                                                          (16,199)
                                                                                                                 ----------
Total (2)(3)                                                                                                    $ 1,922,108
                                                                                                                 ==========

(1) All nonperforming loans are reported as due within one year regardless of the actual maturity term.
(2)      Amounts  reported  do not  include principal  repayment or  prepayment assumptions.
(3)      Amounts  include loans  held  for  sale  of  $2.6   million  at
         September   30,  2003.
                                 --------------

         The  following   table  sets  forth  the  amount  of   fixed-rate   and
adjustable-rate loans at September 30, 2003 due or repricing after September 30, 2004.


                                                     Adjustable
                                   Fixed Rate          Rate             Total
                                   ----------          ----             -----
                                                   (In thousands)
Mortgage loans:
  1-4 family                        $ 867,936        $ 127,320        $ 995,256
  Other                               111,441          113,135          224,576
Other loans:
  Consumer                            107,357              898          108,255
  Commercial                           27,017            4,265           31,282
                                  -----------        ---------      -----------
Total loans                         1,113,751          245,618        1,359,369
Mortgage-backed securities            303,906              ---          303,906
                                  -----------        ---------      -----------
Total                             $ 1,417,657        $ 245,618      $ 1,663,275
                                  ===========        =========      ===========

                                                   --------------

         One-to-Four Family Permanent Residential Mortgage Loans. The Company's primary lending activities focus on the origination of one-to-four family residential mortgage loans. The Company generally does not originate one-to-four family residential loans on properties outside of its market area. At September 30, 2003, $1.0 billion or 57.6% of the Company's total loan portfolio and 43.1% of total assets consisted of one-to-four family loans.

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

         The Company generates residential mortgage loan activity through local advertising, its existing customers and referrals from local real estate brokers and home builders. Residential loans are originated by Company loan officers, none of whom have underwriting authority. Independent loan brokers are not used.

         Residential loans are authorized and approved under central authority by experienced underwriters. Underwriters have individual authority to approve loans up to the maximum amount of $350,000. Residential mortgage loans in excess of this amount are approved by management individually up to $750,000 or by committee if above $750,000. The Company also has direct endorsement authority from the Federal Housing Authority ("FHA") and Veteran's Administration (VA) to allow for internal approval of FHA and VA insured loans. FHA and VA loans are approved under central authority by an underwriter with a "Direct Endorsement" designation from the FHA and VA. The Company's underwriting standards are intended to ensure that borrowers are sufficiently credit worthy, and all of the Company's lending is subject to written underwriting policies and guidelines approved by the Company's Board of Directors. Detailed loan applications are designed to determine the borrower's ability to repay the loan and certain information solicited in these applications is verified through the use of credit reports, financial statements and other confirmations. The Company obtains an appraisal of substantially all of the proposed security property in connection with residential mortgage loans. Additionally, title insurance is required for all mortgage loans above $50,000.

         The types, amounts, terms of and security for conventional loans (those not insured or guaranteed by the U.S. government or agencies thereof, or state housing agencies) originated by the Company are predominately prescribed by federal regulation. The Office of Thrift Supervision ("OTS") regulations limit the amount which the Company can lend up to specified percentages of the value of the real property securing the loan, as determined by an appraisal at the time the loan is originated (referred to as "loan-to-value ratios"). The Company makes one-to-four family home loans and other residential real estate loans with loan-to-value ratios generally of up to 80% of the appraised value of the security property. In certain circumstances loan-to-value ratios exceed 80%, in which case private mortgage insurance is generally required. A substantial part of the Company's loan originations are made to borrowers to finance second homes for vacation use or for use as a rental property. Such loans may be considered to have a higher credit risk than loans to finance a primary residence.

         One-to-Four Family Residential Construction Loans. A part of the Company's loan originations are to finance the construction of one-to-four family homes in the Company's market area. At September 30, 2003, the Company had $190.3 million in such loans, representing 10.8% of total loans. It is the Company's policy to disburse loan proceeds as construction progresses and as warranted by inspections.

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

         Consumer Loans. The Company originates consumer loans as an essential element in its retail-oriented strategy. Secured consumer loans include automobile, manufactured housing, boat and truck loans, home equity and home improvement loans as well as loans secured by the borrower's deposit accounts with the Company. The loans for manufactured housing are generally originated within quality, retirement lifestyle communities spread throughout the six county market area. Such communities generally feature amenities such as full service clubhouse facilities, swimming pools, and, in a number of cases, golf courses. These loans are subject to the normal underwriting standards of the Company. Loans are made on either a fixed-rate or adjustable-rate basis, with terms generally up to 15 years. A limited amount of unsecured consumer loans are also originated. At September 30, 2003, consumer-oriented loans accounted for $171.1 million or 9.7% of the Company's total loan portfolio.

         Non-Residential and Land Mortgage Loans. Non-residential mortgage loans are offered on properties within the Company's primary market area using both fixed or adjustable rate programs. The Company originated $83.5 million, $46.7 million, and $30.7 million of non-residential mortgage loans in 2003, 2002 and 2001, respectively. At September 30, 2003, nonresidential loans constituted $181.8 million or 10.3% of the Company's total loan portfolio. Origination of these loans plays a secondary role to the origination of residential mortgage loans.

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

         The Company originates land loans to residential builders, developers and individuals for future residential construction. The majority of these loans are secured by fully developed residential lots. Lot loans are offered with either a fixed or adjustable interest rate. Loan terms vary with a maximum term of up to 15 years for individual borrowers. At September 30, 2003, land loans accounted for $127.0 million or 7.2% of the Company's total loan portfolio.

         Other Loans. The balance of the Company's lending consists of multi-family mortgage and commercial loans. At September 30, 2003, these loans represented $19.8 million or 1.1% and $56.3 million or 3.2%, respectively, of the Company's total loan portfolio. The multi-family mortgage loans are secured primarily by apartment complexes. These loans are subject to the same lending limits as apply to the Company's commercial real estate lending. The commercial loans primarily represent equipment and other business loans to professionals such as physicians and attorneys. These loans are an integral part of the Company's strategy of seeking synergy between its various deposit and loan products and as a service to existing customers.

Origination and Sale of Loans

         Historically, the Company has sold conforming, newly originated or refinanced 15 and 30-year fixed rate mortgage loans, primarily to the FNMA and the Federal Home Loan Mortgage Corporation (FHLMC), with servicing retained. For the year ending September 30, 2003, the Company sold $143.7 million of conforming newly originated or refinanced 15-30 year fixed rate loans to FNMA.

         In addition, the Company sells loans under the single family Mortgage Revenue Bond Programs through local County Housing Finance Authorities. The servicing on these loans is released, which means the Company does not retain any administrative or collection responsibilities in connection with the loans. For the year ending September 30, 2003, the Company sold $817,000 in fixed rate loans to local County Housing Finance Authorities.

         The purpose of selling a portion of fixed rate loans from current production is to reduce interest rate risk by limiting the growth of longer term fixed rate loans in the portfolio and to generate service fee income over time. Historically, the Company has not purchased significant amounts of loans.

         The Company receives fees for servicing activities on loans it has sold. These activities include, but are not limited to, collecting principal, interest and escrow payments from borrowers; paying taxes and insurance from escrowed funds; monitoring delinquencies; and accounting for and remitting principal and interest payments. To the extent that the servicing fees exceed or do not provide adequate compensation for the services provided, the Company records a servicing asset or liability for the fair value of the servicing retained. Currently, the servicing fees retained by the Company are just adequate to compensate the Company for the servicing responsibilities. As of September 30, 2003 and 2002, no servicing assets and/or liabilities were recognized.

         The following table shows total loan origination activity including mortgage-backed securities, during the periods indicated.


                                                                      Years ended September 30,
                                                                      -------------------------
                                                           2003                2002                2001
                                                           ----                ----                ----
                                                                          (In thousands)
Mortgage loans (gross):
  At beginning of year (1)                              $ 1,473,615          $ 1,343,699       $ 1,203,146
  Mortgage loans originated:
  Construction 1-4 Family                                   271,796              212,956           151,440
  Permanent 1-4 Family                                      395,210              310,545           228,169
  Multi-family                                               15,787               10,122             2,739
  Nonresidential                                             83,518               46,748            30,746
  Land                                                      100,581               46,676            21,316
                                                        -----------          -----------       -----------
  Total mortgage loans originated (2)                       866,892              627,047           434,410
  Mortgage loans sold                                      (144,493)            (104,177)          (29,021)
  Principal repayments                                     (659,890)            (392,039)         (263,211)
  Mortgage loans transferred to real estate owned              (279)                (915)           (1,625)
                                                        -----------          -----------       -----------
  At end of year (1)                                    $ 1,535,845          $ 1,473,615       $ 1,343,699
Other loans (gross):
  At beginning of year                                    $ 190,699            $ 166,599         $ 145,341
  Other loans originated                                    121,821              109,068           143,631
  Principal repayments                                      (85,191)             (84,968)         (122,373)
                                                        -----------          -----------       -----------
  At end of year                                          $ 227,329            $ 190,699         $ 166,599
                                                        ===========          ===========       ===========
Mortgage-backed securities:
  At beginning of year                                    $ 181,269            $ 153,714         $ 165,059
  Mortgage-backed securities purchased                      232,822               84,143            26,112
  Principal repayments                                     (106,016)             (56,588)          (37,457)
                                                        -----------          -----------       -----------
  At end of year                                          $ 308,075            $ 181,269         $ 153,714
                                                        ===========          ===========       ===========

(1)      Includes  loans held for sale.
(2) Loans originated represent loans closed, however all loans may not be fully disbursed at time of closing.

Mortgage-backed Securities

         A substantial part of the Company's business involves investments in mortgage-backed securities issued or guaranteed by an agency of the United States government. Historically, the Company's mortgage-backed securities portfolio has consisted primarily of pass-through mortgage participation certificates issued by FHLMC and FNMA. These pass-through certificates represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the loans' originators, through the FHLMC and FNMA that pools and packages the participation interests into the form of securities, to investors such as the Company. The FHLMC and FNMA guarantee the payment of principal and interest. The underlying pool of mortgages can consist of either fixed-rate or adjustable-rate loans. At September 30, 2003, the Company's portfolio of mortgage-backed securities consisted entirely of FHLMC and FNMA participation certificates. Of the $308.1 million in mortgage-backed securities at that date, approximately $3.1 million or 1.0% represented adjustable-rate securities and $305.0 million or 99.0% represented fixed-rate securities with anticipated maturity dates from 1 month to 24 years.

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

         The Company's fixed-rate mortgage-backed securities consist of both long-term and balloon securities. The long-term securities have original maturity terms of ten, fifteen and thirty years. The balloon securities have principal and interest amortization based on a thirty-year maturity schedule with final principal balloon payments due in five, seven or ten years from the date of the security. Balloon mortgage-backed securities are held in the portfolio as a means of reducing the average life of the fixed-rate portfolio. A shorter average portfolio life will help reduce the interest rate risk associated with these investments. As of September 30, 2003, long-term, fixed-rate mortgage-backed securities amounted to $75 million, which included $74 million in fifteen-year and $944,000 in thirty-year securities. In addition, five-year, seven-year, and ten-year balloon mortgage-backed securities amounted to $37.5 million, $190.6 million and $1.9 million, respectively.

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

         Residential delinquencies are handled by the Loan Collections Department. This department begins collection efforts on residential loans when a loan appears on the 15-day delinquent list. Borrowers are sent a notice to accelerate the debt when the debt is 45 days delinquent. If the delinquent account has not been corrected, foreclosure proceedings are begun generally at the 75th day of delinquency. At September 30, 2003, residential loans delinquent 90 days and longer represented .1% of the total residential loan portfolio.

         Commercial delinquent accounts are processed by the Special Asset and Lending Departments. For commercial accounts classified as Substandard, as defined below, or worse, the Special Asset Department has jurisdiction over the collection efforts. As with residential delinquent loans, commercial loans are placed on a non-accrual basis when they are 90 days past due or when the collection of the interest or full principal is considered doubtful.

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

         The following table shows the Company's loans delinquent 90 days or more and loan delinquencies as a percent of total loans at the dates indicated.



                                                             September 30,
                                       2003                       2002                       2001
                                       ----                       ----                       ----

                                   Number   Amount            Number  Amount            Number   Amount
                                   ------   ------            ------  ------            ------   ------
                                                         (Dollars in thousands)
Mortgage loans:
  Construction and land               ---  $   ---             ---  $   ---                ---  $   ---
  Permanent 1-4 family                 19    1,134              20    1,170                 20    1,348
  Other mortgage                        1      475               1       67                  3      791
                                  -------  -------         -------  -------            -------  -------
  Total mortgage loans                 20    1,609              21    1,237                 23    2,139
Other loans                            11      397              13      423                  9      183
                                  -------  -------         -------  -------            -------  -------
Total loans                            31  $ 2,006              34  $ 1,660                 32  $ 2,322
                                  =======  =======         =======  =======            =======  =======

Delinquent loans to total loans                .14%                     .11%                        .18%


         As of September 30, 2003,  2002 and 2001,  $209,000,  $0, and $263,000,
respectively, of loans were on nonaccrual status which were less than 90 days past due.

         Nonperforming Assets. The Company also places emphasis on improving asset quality and asset quality has improved substantially each year since 1998 when nonperforming assets as a percentage of total assets was .37%. The Company's nonperforming assets as a percentage of total assets has increased from .11% at September 30, 2002 to .13% at September 30, 2003.

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

       The investment in impaired loans (primarily consisting of classified loans), other than those evaluated collectively for impairment, at September 30, 2003, 2002 and 2001 was $6,259,000, $8,941,000 and $5,813,000, respectively. The average recorded investment in impaired loans during the years ended September 30, 2003, 2002 and 2001 was approximately $8,011,000, $9,469,000 and $4,949,000, respectively. There are no commitments to lend additional funds to these borrowers. The total specific allowance for loan losses related to these loans was $-0- at September 30, 2003 and 2002. Interest income on impaired loans of approximately $584,000, $743,000 and $437,000 was recognized in the years ended September 30, 2003, 2002 and 2001, respectively.

         If a foreclosure action is instituted on a real estate-secured loan and the loan is not reinstated, paid in full, refinanced, or deeded back to the Company, the property is sold at a foreclosure sale at which the Company may be the buyer. Thereafter, such acquired property is listed in the Company's real estate owned ("REO") account or that of a subsidiary, until the property is sold. Upon acquisition, the Company records all REO at fair value at the date of foreclosure, establishing a new cost basis. The fair value is based upon the most recent appraisal and management's evaluation. If the fair value of the asset is less than the loan balance outstanding, the difference is charged against the Company's loan loss allowance prior to transferring the asset to REO. Should the foreclosure sale not produce sufficient proceeds to pay the loan balance and court costs, the Company's attorneys, where appropriate, may pursue the collection of a deficiency judgment against the responsible borrower.

         It is the Company's policy to try to liquidate its holdings in REO on a timely basis while considering both market conditions and the cost of carrying REO properties. The Company also finances the sales of REO properties, subject to certain initial investment criteria by the borrower. Administration of REO property is handled by the Special Assets Department, which is responsible for the sale of all residential and commercial properties. In those instances where the property may be located outside the Company's market area or where the property, due to its nature, requires certain expertise (i.e., hotels, apartment complexes), outside management firms may be utilized.

         At the dates indicated, nonperforming assets in the Company's portfolio were as follows:


                                                                            September 30,
                                               ---------------------------------------------------------------------
                                                    2003           2002          2001          2000            1999
                                                    ----           ----          ----          ----            ----
                                                                       (Dollars in thousands)
Non-accrual mortgage loans:
  Delinquent less than 90 days                    $   209       $   ---       $    87       $   ---         $   ---
  Delinquent 90 days or more                        1,609         1,237         2,139         2,031           2,343
                                                  -------       -------       -------       -------         -------
     Total                                          1,818         1,237         2,226         2,031           2,343
                                                  -------       -------       -------       -------         -------
Non-accrual other loans:
  Delinquent less than 90 days                        ---           ---           176           505             ---
  Delinquent 90 days or more                          397           423           183           230             198
                                                  -------       -------       -------       -------         -------
     Total                                            397           423           359           735             198
                                                  -------       -------       -------       -------         -------
Total non-accrual loans                             2,215         1,660         2,585         2,766           2,541
Accruing loans 90 days or more delinquent             ---           ---           ---           ---             ---
                                                  -------       -------       -------       -------         -------
  Total nonperforming loans                         2,215         1,660         2,585         2,766           2,541
                                                  -------       -------       -------       -------         -------
Other nonperforming assets:
  Real estate owned                                   906           733           917           871             911
  Less allowance for losses                           ---           ---           ---           ---             ---
                                                  -------       -------       -------       -------         -------
      Total                                           906           733           917           871             911
                                                  -------       -------       -------       -------         -------
Total nonperforming assets, net                   $ 3,121       $ 2,393       $ 3,502       $ 3,637         $ 3,452
                                                  =======       =======       =======       =======         =======
Nonperforming loans to total net loans               0.14%         0.11%         0.18%         0.22%           0.24%
Total nonperforming assets to total assets           0.13%         0.11%         0.20%         0.23%           0.24%



         For the year ended September 30, 2003, interest income of $147,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income was actually included in net income regarding non-accrual loans during the same period.

         No allowance was recorded on REO property at September 30, 2003 and 2002. At September 30, 2001, the allowance was as follows (in thousands):


                                                 2001
                                            -------------
           Beginning balance                    $---
           Provision for losses                    4
           Charge offs                            (4)
                                              ------
           Ending balance                       $---
                                              ======

         After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in income from real estate operations on the consolidated statement of earnings.

         Not included in the preceding table are net gains on the sale of real estate owned of $78,000, $35,000, and $215,000 for the years ended September 30, 2003, 2002 and 2001, respectively.

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

         When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish specific allowances for loan losses in an amount considered appropriate by management. See "--Allowance for Loan Losses" below. Additionally, the institution establishes general allowances to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances.

       The following table presents the Company's classified assets at the dates indicated.


                                         September 30,
                               2003               2002             2001
                               ----               ----             ----
                                        (In thousands)
Substandard:
  Real Estate Owned          $   906            $   733          $   917
  Loans                        6,449              6,348            5,098
                             -------            -------          -------
    Total Substandard          7,355              7,081            6,015
Doubtful                         140                203              229
Loss                             ---                ---              ---
                             -------            -------          -------
                             $ 7,495            $ 7,284          $ 6,244
                             =======            =======          =======

Allowance for Loan Losses

         Provisions for loan losses are charged to operations to establish an allowance for loan losses; recognized loan losses (recoveries) are then charged (credited) to the allowance. The Company evaluates the outstanding loan portfolio with respect to the adequacy of the allowance for loan losses at least quarterly.

         Management's policy is to provide for estimated losses on the Company's loan portfolio based on management's evaluation of the probable losses (existing and inherent). Such evaluations are made for all major loans on which full collectibility of interest and/or principal may not be reasonably assured. The factors that the Company considers are the estimated value of the underlying collateral, the management of the borrower, and current operating results, trends and cash flow. In addition to analyzing individual loans, management also analyzes on a regular basis its asset classification and recent loss experience on other loans to help insure that prudent general allowances are maintained on one-to-four family loans, automobile loans and home equity loans. Management periodically evaluates the allowance percentages utilized for general allowance purposes based upon delinquencies, charge off, underwriting, and other trends.

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

         The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When a loan is impaired, the Company may measure impairment based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis, except collateral-dependent loans for which foreclosure is probable, must be measured at the fair value of the collateral. In a troubled debt restructuring involving a restructured loan, the Company measures impairment by discounting the total expected future cash flows at the loan's original effective rate of interest.

       The following tables set forth an analysis of the Company's allowance for loan losses at the dates indicated.


                                                                         Years ended September 30,
                                       -----------------------------------------------------------------------------
                                              2003             2002           2001             2000           1999
                                              ----             ----           ----             ----           ----
                                                                      (Dollars in thousands)
Balance at beginning of year...            $ 14,377         $ 13,417       $ 12,729         $ 11,952       $ 11,818
    Provision for losses                      1,946            1,515            798              847            816
Charge offs:
    Residential                                 (50)             (15)           (20)             (75)           (22)
    Commercial real estate                      ---              (87)           ---              (30)           (49)
    Consumer                                   (169)            (266)          (231)            (125)          (324)
    Other                                       ---             (299)          (102)              (3)          (367)
                                           --------         --------       --------         --------       --------
       Total charge offs                       (219)            (667)          (353)            (233)          (762)

Recoveries:
    Residential                                  14               49             25               40             39
    Commercial real estate                        2                2            ---               39             21
    Consumer                                     75               56             21               70             14
    Other                                         4                5            197               14              6
                                           --------         --------       --------         --------       --------
       Total recoveries                          95              112            243              163             80

Balance at end of year                     $ 16,199         $ 14,377       $ 13,417         $ 12,729       $ 11,952
                                           ========         ========       ========         ========       ========

Allowance for loan losses to total
    net loans                                 1.01%             .93%            .96%            1.02%          1.12%
Allowance for loan losses to  total
    nonperforming loans                     731.34%          865.87%         519.01%          460.19%        470.31%
Allowance for loan losses and
    allowance for REO to total
    nonperforming assets                    519.10%          600.72%         383.09%          350.02%        346.20%
Net charge offs to average loans
    outstanding during the period             0.01%            0.04%           0.01%            0.01%          0.07%
Classified loans to total net loans           0.41%            0.43%           0.38%            0.37%          0.48%

         The following table presents an allocation of the entire allowance for loan losses among various loan classifications and sets forth the percentage of loans in each category to total loans. The allowance shown in the table should not be interpreted as an indication that charge offs in future periods will occur in these amounts or proportions or that the analysis indicates future charge off trends.


                                                                        September 30,
                       -----------------------------------------------------------------------------------------------------------
                                 2003                   2002                 2001                  2000                   1999
                                 ----                   ----                 ----                  ----                   ----
                                % of Loans           % of Loans            % of Loans           % of Loans            % of Loans
                                   in Each              in Each               in Each              in Each               in Each
                                 Category to          Category to          Category to          Category to           Category to
                         Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans   Amount  Total Loans
                         ------  -----------  ------  -----------  ------  -----------  ------  -----------   ------  -----------
Allowance at end of
  period applicable to:
Residential             $  2,957    68.43%  $  3,160     73.33%  $  3,177      75.48% $  2,820      74.69%  $  2,605       76.06%
Commercial real estate     8,152    18.66      6,884     15.15      5,931      13.45     6,192      14.51      6,142       13.56
Consumer                   3,238     9.71      3,056      9.46      2,786       8.95     2,432       8.67      2,128        8.55
Commercial business        1,852     3.20      1,277      2.06      1,523       2.12     1,285       2.13      1,077        1.83
                        --------   ------   --------    ------   --------     ------  --------     ------   --------      ------
    Total               $ 16,199   100.00%  $ 14,377    100.00%  $ 13,417     100.00% $ 12,729     100.00%  $ 11,952      100.00%
                        ========   ======   ========    ======   ========     ======  ========     ======   ========      ======




Investment Activities

         The Company invests primarily in overnight funds, U.S. Government and agency obligations, and Federal Home Loan Bank capital stock. The Company does not invest in derivatives, collateralized mortgage obligations or other hedging instruments.

         The table below summarizes the carrying value and estimated market value of the Company's portfolio of investment securities at the dates indicated.


                                                                 September 30,
                                            2003                       2002                        2001
                                            ----                       ----                        ----
                                                                 (In thousands)
                                 Carrying         Market       Carrying       Market       Carrying       Market
                                   Value          Value          Value        Value         Value          Value
                                   -----          -----          -----        -----         -----          -----
  Available for sale:
    FHLB notes                    $ 171,882      $ 171,882      $ 91,639       $ 91,639     $ 30,991      $ 30,991
    FNMA notes                       60,331         60,331           ---            ---          ---           ---
    FHLMC notes                         ---            ---        51,132         51,132       10,458        10,458
    FFCB note                        10,338         10,338           ---            ---          ---           ---
    Equity securities                 3,968          3,968         4,434          4,434        4,965         4,965
                                  ---------      ---------     ---------      ---------     --------      --------
        Total                     $ 246,519      $ 246,519     $ 147,205      $ 147,205     $ 46,414      $ 46,414
                                  =========      =========     =========      =========     ========      ========
  Held to maturity:
    FHLB notes                       30,000         30,128           ---            ---          ---           ---
    FHLMC notes                      19,975         20,141           ---            ---          ---           ---
    Municipal securities                441            484           200            245          200           220
                                  ---------      ---------     ---------      ---------     --------      --------
        Total                      $ 50,416       $ 50,753         $ 200          $ 245        $ 200         $ 220
                                  =========      =========     =========      =========     ========      ========

  FHLB stock                        $25,525        $25,525       $22,276        $22,276      $15,027       $15,027

         The table below presents the contractual maturities and weighted average yields of investment securities at September 30, 2003 excluding FHLB stock and equity securities. Yields on tax exempt obligations are not reported on a tax equivalent basis.

                                                                                                 Total Investment
                One Year or Less     One to Five Years       More Than Five Years                  Securities
                ----------------     -----------------       --------------------                  ----------
                                                            (Dollars in thousands)
                                                                                   Average
                          Weighted               Weighted              Weighted   Remaining                          Weighted
               Carrying   Average    Carrying    Average    Carrying   Average    Years to     Carrying     Market    Average
                Value      Yield       Value      Yield      Value      Yield     Maturity       Value      Value      Yield
                -----      -----       -----      -----      -----      -----     --------       -----      -----      -----
  FHLB Notes     $50,535    3.03%     $ 151,347    2.44%     $  ---     ---%       2.0       $ 201,882   $ 202,010    2.59%
  FNMA Notes         ---     ---         60,331    2.36         ---     ---        2.3          60,331      60,331    2.36
  FHLMC Notes        ---     ---         19,975    2.55         ---     ---        2.6          19,975      20,141    2.55
  FFCB Notes         ---     ---         10,338    1.62         ---     ---        1.3          10,338      10,338    1.62
  Municipal
     Securities      ---     ---            241    2.29         200    7.40        4.4             441         484    4.61

                                                 ------------------


Sources of Funds

         Deposits.  The Company offers a number of different  deposit  accounts, including regular savings, interest-bearing checking or NOW accounts, non-interest checking, money market accounts, term certificate accounts and individual retirement accounts.

         The Company has thirty-two full-service banking offices and one in-store branch location in addition to its home office in Fort Pierce. The Company's strategy has been to have conveniently located offices in growth markets as one of its main methods of attracting funds. The Company's deposits primarily are obtained from areas surrounding its offices. Certificate accounts in excess of $100,000 are not actively solicited nor are brokers used to obtain deposits.

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

         Management believes that demand and passbook accounts are less sensitive to changes in interest rates than other types of accounts, such as certificate accounts. As of September 30, 2003, the Company had 46.13% of its deposits in passbook and demand accounts, 52.62% in certificate accounts and 1.25% in official checks. When management determines the levels of its deposit rates, consideration is given to local competition, U.S. Treasury securities offerings, and anticipated funding requirements.

         The following table sets forth the distribution of the Company's deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented. Management does not believe that the use of year-end balances instead of average monthly balances produces any material difference in the information presented:


                                                                             September 30,
                                            2003                                 2002                            2001
                                            -----                                -----                           ----
                                                                                       Weighted                        Weighted
                                                      Weighted                          Average                         Average
                                                      Average                           Nominal                         Nominal
                              Amount      Percent   Nominal Rate  Amount      Percent    Rate      Amount    Percent     Rate
                              ------      -------   ------------  ------      -------    ----      ------    -------     ----
                                                                   (Dollars in thousands)
 Demand accounts:
   Non-interest
    Bearing demand           $  245,665    15.85%       N/A      $  158,599    11.55%      N/A  $  122,115    10.18%      N/A
   NOW accounts                 115,054     7.42        .10%         97,150     7.08       .30%     80,342     6.69       .50%
   Money market accounts        213,961    13.80       1.00         166,004    12.09      1.44     128,454    10.70      2.54
                             ----------   ------       ----      ----------   ------      ----  ----------   ------      ----
   Subtotal                     574,680    37.07        .66         421,753    30.72       .64     330,911    27.57      1.11
 Savings accounts:
   Passbook                     140,432     9.06        .27         115,306     8.40       .52      96,516     8.04      1.05
 Certificate accounts           815,727    52.62       2.60         814,127    59.30      3.74     756,727    63.06      5.43
 Official checks                 19,421     1.25        N/A          21,697     1.58       N/A      15,938     1.33       N/A
                             ----------   ------       ----      ----------   ------      ----  ----------   ------      ----
   Total deposits            $1,550,260   100.00%      1.54%     $1,372,883   100.00%     2.46% $1,200,092   100.00%     3.81%
                             ==========   ======       ====      ==========   ======      ====  ==========   ======      ====


    The following table sets forth the Company's certificate accounts classified by rates as of the dates indicated.


                                                     September 30,
                           -----------------------------------------------------
                                2003                2002                2001
                                ----                ----                ----
                                           (Dollars in thousands)
  0.00 - 3.00%              $ 587,931           $ 227,361           $  10,875
  3.01 - 4.00%                134,985             318,683              90,812
  4.01 - 5.00%                 69,737             122,280             181,100
  5.01 - 6.00%                 17,614              56,015             183,727
  6.01 - 7.00%                  5,460              87,692             282,215
  7.01 - 8.00%                    ---               2,096               7,980
  8.01 - 9.00%                    ---                 ---                  18
                            ---------           ---------           ---------
Total certificate accounts  $ 815,727           $ 814,127           $ 756,727
                            =========           =========           =========

         At September 30, 2003, the Company had certificate accounts in amounts of $100,000 or more maturing as follows:


                                                                  Amount
                                                                  ------
Maturity Period                                              (In thousands)
---------------
3 Months or Less                                                 $  35,214
Over 3 to 6 Months                                                  42,592
Over 6 to 12 Months                                                 34,374
Over 12 Months                                                      55,111
                                                                 ---------
Total                                                            $ 167,291
                                                                 =========

         The following table contains information regarding deposit account activity for the periods shown.


                                                                       Years ended September 30,
                                                   ---------------------------------------------------
                                                        2003                2002                2001
                                                        ----                ----                ----
                                                                    (Dollars in thousands)
Net increase before interest credited               $ 154,208           $ 140,568           $  57,794
Interest credited                                      23,169              31,794              43,807
                                                    ---------           ---------           ---------
Deposit account increase                            $ 177,377           $ 172,362           $ 101,601
                                                    =========           =========           =========

Weighted average cost of deposits during the year        1.88%               2.93%               4.34%
Weighted average cost of deposits at end of year         1.54%               2.46%               3.81%


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

         As of September 30, 2003, the Company had $503.5 million of outstanding FHLB advances. Of this amount, $478.5 million have maturity dates of fifteen months or longer. The remaining $25 million of FHLB advances are short-term, with maturity dates of twelve months or less. Of the $478.5 million long-term FHLB advances, the FHLB could call $90 million on specified dates in 2005, $75 million on specified dates in 2006, $160 million on specified dates in 2007, and $50 million on specified dates in 2008.

         As of September 30, 2003, the Company had a total credit limit of $588.0 million and an availability limit of $84.5 million with the FHLB.

         In addition to FHLB advances, the Company had $289.4 million of unpledged mortgage-backed securities at September 30, 2003. These unpledged mortgage-backed securities could be used as collateral under reverse repurchase transactions with various security dealers. Such borrowing transactions could provide additional cash and liquidity to the Company in the event of sudden or unforeseen deposit withdrawals.

         The following table sets forth information regarding the Company's borrowing at and for the periods indicated:

                                                             At or for the year ended September 30,
                                                                    2003          2002         2001
                                                                    ----          ----         ----
                                                                     (Dollars in thousands)
FHLB Advances:
      Average balance                                           $ 457,300    $ 352,199    $ 266,340
      Maximum balance at any month-end                            510,512      445,528      295,544
      Balance at year end                                         503,511      445,528      295,544
      Weighted average interest rate during the year                 4.89%        5.34%        5.56%
      Weighted average interest rate at year end                     4.50%        4.97%        5.40%
Other Borrowings:
      Average balance                                           $     591    $      20    $      69
      Maximum balance at any month-end                                900           43           91
      Balance at year end                                             855          ---           43
      Weighted average interest rate during the year                 5.96%       13.82%       18.84%
      Weighted average interest rate at year end                     6.00%         .00%        8.00%
Total Borrowings:
      Average balance                                           $ 457,891    $ 352,219    $ 266,409
      Maximum balance at any month-end                            511,373      445,528      295,587
      Balance at year end                                         504,366      445,528      295,587
      Weighted average interest rate during the year                 4.89%        5.34%        5.57%
      Weighted average interest rate at year end                     4.50%        4.97%        5.40%

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

         The Company has four active subsidiary corporations. Appraisal Analysts, Inc. provides real estate appraisal services to the Company as well as third parties. H. F. Development Company, Inc. serves as a repository for some of the Company's commercial REO properties held for disposition. See "Business -- Delinquent, Nonperforming and Classified Assets". Harbor Insurance Agency, Inc. specializes in property and casualty insurance and provides a full range of insurance products to its customers. (See Note 17 to Consolidated Financial Statements on page 60 in the Annual Report). Harbor Florida Financial Services, Inc. offers non-deposit investment products for sale through the Bank's branch offices.

Competition

         The Company encounters strong competition both in attracting deposits and in originating real estate, commercial, and consumer loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations and credit unions in its market area. The Company expects continued strong competition from such financial institutions in the foreseeable future. The Company's market area includes branches of a number of commercial banks that are substantially larger than the Company in terms of statewide deposits. The Company competes for deposits by offering depositors a high level of personal service, convenient locations and competitive interest rates.

         The competition for real estate and other loans comes principally from commercial banks, mortgage banking companies and other savings associations. Lending competition has increased substantially in recent years as a result of the large number of institutions seeking to benefit from the growth in the Company's market area.

         The Company competes for loans primarily through the interest rates and loan fees it charges, the types of loans it offers, and the efficiency and quality of services it provides borrowers, real estate brokers and builders. Factors that affect competition include general and local economic conditions, current interest rate levels and volatility of the mortgage markets. Based on total assets, as of September 30, 2003, the Company was the largest savings institution headquartered in the six county area served by the Company.

Employees

         At September 30, 2003, the Company had a total of 575 full-time and 68 part-time employees, none of whom were represented by a collective bargaining unit. The Company considers its relations with its employees to be good.

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

Available Information

         The Company's website address is www.harborfederal.com. The Company makes available, free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and beneficial ownership reports on Forms 3, 4, and 5 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission. The information found on the Company's website is not incorporated by reference in this or any other report the Company files or furnishes to the Securities and Exchange Commission.

Item 2.  Properties

      The Company conducts its business from its headquarters in Fort Pierce and through 33 full-service banking offices, one loan production office, one in-store branch location and three insurance agency locations. These offices are located in Brevard, Indian River, Martin, Okeechobee, St. Lucie, and Volusia counties, Florida. The net book value at September 30, 2003 of the Company's offices was $24.9 million. The following table sets forth information regarding the Company's offices.


                                                       Year                                          Lease
                 Location                             Opened           Owned/Leased             Expiration Date
                 --------                             ------           ------------             ---------------

ST. LUCIE COUNTY

Main Office                                          1934                 Owned
100 South Second Street
Fort Pierce, FL 34950

Virginia Avenue                                      1968                 Owned
500 Virginia Avenue
Fort Pierce, FL 34982

Port St. Lucie Main                                  1975                 Owned
7181 South U.S. Highway 1
Port St. Lucie, FL 34952

Harbor Federal Center                                1981                 Owned
2400 S.E. Midport Road, Suite 100
Port St. Lucie, FL 34952

Lakewood Park                                        1981                 Owned
5100 Turnpike Feeder Road
Fort Pierce, FL 34951

Darwin Square                                        1991                 Owned
3201 S.W. Port St. Lucie Boulevard
Port St. Lucie, FL 34953

Orange Blossom                                       1984                 Owned
4156 Okeechobee Road
Fort Pierce, FL 34947

St. Lucie West                                       1993                 Owned
1320 S.W. St. Lucie West Boulevard
Port St. Lucie, FL 34986

Harbor Insurance Agency, Inc.
2222 Colonial Road                                   2000                 Leased                    01/14/06
Suite 100
Fort Pierce, FL 34950

Harbor Insurance Agency, Inc.
2400 SE Midport Road                                 2003                 Owned
Suite 110
Port St. Lucie, FL 34952

St. James
5493 NW St. James Drive                              2003                 Owned
Port St. Lucie, FL 34983


                                                       Year                                          Lease
                 Location                             Opened           Owned/Leased             Expiration Date
                 --------                             ------           ------------             ---------------

INDIAN RIVER

Vero Main                                            1973                 Owned
655 21st Street
Vero Beach, FL 32960

Causeway                                             1981                 Owned
1700 A1A
Vero Beach, FL 32963

Indian River Mall                                    1997                 Owned
6080 20th Street
Vero Beach, FL 32966

Harbor Insurance Agency, Inc.                        2001                 Owned
6078 20th Street
Vero Beach, FL  32966

Sebastian
13397 U.S. Highway #1                                1979                 Owned
Sebastian, FL 32958

West Sebastian                                       1998                 Owned
993 Sebastian Boulevard
Sebastian, FL 32958

MARTIN COUNTY

Palm City                                            1978                 Owned
1251 S.W. 27th Street
Palm City, FL  34990

East Ocean                                           1981                 Owned
1500 E. Ocean Boulevard
Stuart, FL 34996

Stuart Main                                          1996                 Leased                    08/14/05
789 S. Federal Highway
Stuart, FL 34994

Jensen Beach                                         1999                 Leased                    05/31/05
3639 N.W. Federal Highway
Jensen Beach, FL  34957

BREVARD COUNTY

Palm Bay                                             1981                 Owned
5295 Babcock Street, N.E.
Palm Bay, FL 32905

Indialantic                                          1981                 Owned
305 5th Avenue
Indialantic, FL 32903

West Melbourne                                       1982                 Owned
2950 W. New Haven Avenue
West Melbourne, FL 32904

Viera/Baytree                                        1995                 Owned
100 Capron Trail
Melbourne, FL  32940

Wal-Mart Superstore                                  1998                 Leased                    08/31/05
1000 N. Wickham Road
Melbourne, FL 32935

Palm Bay West                                        2001                 Owned
122 Malabar Road, S.W.
Palm Bay, FL 32907


                                                       Year                                          Lease
                 Location                             Opened           Owned/Leased             Expiration Date
                 --------                             ------           ------------             ---------------
Rockledge                                            2001                 Owned
630 Barnes Boulevard
Rockledge, FL  32955

Cocoa Commons                                        2002                 Owned
2323 Highway 524
Cocoa, FL 32926

Loan Production Office                               1998                 Leased                    07/31/04
1355 N Courtenay Parkway
   Suite I
Merritt Island, FL 32953

OKEECHOBEE COUNTY

Okeechobee                                           1980                 Owned
2801 Highway #441 South
Okeechobee, FL 34974

VOLUSIA COUNTY

New Smyrna Beach                                     1988                 Owned
2230 State Road #44
New Smyrna Beach, FL 32168

Port Orange                                          1983                 Owned
4035 S. Nova Road
Port Orange, FL 32127

Ormond Beach                                         1984                 Owned
75 N. Nova Road
Ormond Beach, FL 32174

Deltona                                              1998                 Owned
2901 Howland Boulevard
Deltona, FL 32725

Deland
312 N. Woodland Boulevard                            1999                 Owned
Deland, FL  32720

Ormond By The Sea
1190 Ocean Shore Boulevard                           1999                 Owned
Ormond Beach, FL  32176

Orange City/DeBary                                   2002                 Owned
884 Saxon Boulevard
Orange City, FL 32763


         Subject to business decisions which may occur from time to time on selected leases, leases are anticipated to renew upon their expiration.

         The Company uses a data processing service located in Milwaukee, Wisconsin for record keeping activities. The data processor specializes in servicing financial institutions. The Company's current contract expires in 2006. All data processing equipment that is used internally by the Company is owned by the Company. The net book value of such data processing equipment and related software as of September 30, 2003 was $3,544,000.

Item 3.  Legal Proceedings

         There are various claims and lawsuits in which the Company is periodically involved incident to the Company's business. In the opinion of management, no material loss is anticipated from any such pending claims or lawsuits.

Item 4.  Submission of Matters to a Vote of Security-Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock trades on the NASDAQ National Market under the symbol HARB. The approximate number of shareholders of record and beneficial shareholders of the common stock at December 5, 2003 was 7,541, some of which are street name holders.

         The Company paid $0.5500 in cash dividends per share for the twelve months ended in fiscal 2003. Payments were $0.1125 in the first quarter, $0.1300 in the second and third quarters and $0.1450 in the fourth quarter. The Company currently expects that comparable cash dividends will continue to be paid in the future.

         On December 5, 2003, the closing sales price of the Company's common stock was $29.75 per share. The following table sets forth the market price range of the high and low closing sales price and cash dividends paid per share of common stock as reported by the NASDAQ stock market for the four quarters of fiscal years 2003 and 2002.

                                     Low               High           Dividends
FISCAL 2003
   First Quarter................  $19.06             $23.14              $.1125
   Second Quarter ..............   22.46              24.77               .1300
   Third Quarter................   23.51              27.25               .1300
   Fourth Quarter...............   23.97              27.76               .1450

FISCAL 2002
   First Quarter................  $15.90             $17.65              $.1000
   Second Quarter ..............   16.92              20.00               .1125
   Third Quarter................   19.03              24.33               .1125
   Fourth Quarter...............   18.55              24.63               .1125

         Information concerning securities authorized for issuance under the Company's equity compensation plans is set forth in "Item 12. Security Ownership of Certain Beneficial Owners and Management -- Equity Compensation Plan Information," and is incorporated herein by reference.

Item 6.  Selected Financial Data

         The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report on pages 18 through 19 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 32 in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

         The information contained in the sections captioned "Disclosure on Quantitative and Qualitative Market Risk and Asset and Liability Management", "Interest Rate Sensitivity", "Interest Rate Risk" and "Equity Pricing Risk" is contained on pages 20 through 23 in the Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         The Company's consolidated financial statements listed in Item 15 herein, together with the report thereon by KPMG LLP, are found in the Annual Report on pages 33 through 64 and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A.  Controls and Procedures

         Based on their evaluation, the Company's Chief Executive Officer, Michael J. Brown, Sr. and Chief Financial Officer, H. Michael Callahan, have concluded the Company's disclosure controls and procedures are effective as of September 30, 2003 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. During the last fiscal quarter, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the internal control over financial reporting.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information contained under the sections captioned "Beneficial Ownership of Common Stock," on pages 2 through 4, "Board Meetings and Committees" on pages 7 and 8 and "Section 16(A) Beneficial Ownership Reporting Compliances" on page 15 of the Proxy Statement of Harbor Florida Bancshares, Inc. (the "Proxy Statement) filed with the SEC on December 17, 2003 is incorporated herein by reference.

         The Company has adopted a code of ethics for financial professionals that applies to its chief executive officer, chief financial officer and controller. A copy of the Company's code of ethics is attached as Exhibit 14.1 to this Form 10-K and is also posted on its Internet site at www.harborfederal.com. In the event that the Company makes any amendment to, or grants any waiver from, a provision of the code of ethics that applies to the chief executive officer, chief financial officer or controller and that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver and the reasons therefor on its Internet site.

Item 11.  Executive Compensation

         The information contained under the sections captioned "Executive Compensation" on pages 10 through 12 of the Proxy Statement filed with the SEC on December 17, 2003 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         (a)Security Ownership of Certain Beneficial Owners

         The  information  required  by this item under the  sections  captioned
"Voting Procedures" on page 1 and "Beneficial Ownership of Common Stock" on pages 2 through 4 of the Proxy Statement filed with the SEC on December 17, 2003 is incorporated herein by reference.

         (b)Security Ownership of Management

         The information required by this item under the section captioned "Beneficial Ownership of Common Stock" on pages 2 through 4 of the Proxy Statement filed with the SEC on December 17, 2003 is incorporated herein by reference.

         (c)Changes in Control

         Management of the Company knows of no arrangements, including any pledge by any persons of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

         (d) Equity Compensation Plan Information

         The following table provides information about the Company's common stock that may be issued under the Company's 1994 Incentive Stock Option Plan, 1994 Stock Option Plan for Outside Directors, Directors Deferred Compensation Plan and 1998 Stock Incentive Plan for Directors, Officers and Employees. The Company does not have any equity compensation plan that was not approved by shareholders, except for its employee stock ownership plan and as indicated below.

                                                                                                 Number of securities remaining
                                    Number of securities to be                                   available for future issuance
                                      issued upon exercise of      Weighted-average exercise    under equity compensation plans
                                       outstanding options,          price of outstanding       (excluding securities reflected
Plan Category                           warrants and rights      options, warrants and rights               in (a))
----------------------------------- ---------------------------- ------------------------------ ---------------------------------
                                                 (a)                         (b)                               (c)
Equity compensation plans
 approved by shareholders:
   Incentive stock option plans                   1,188,620                 $11.99                           176,292
   1998 Recognition and Retention
     Plan                                           218,327                    N/A                            40,237
Equity Compensation plans not
   approved by shareholders(1):
   Director's Deferred
     Compensation Plan                              312,166                    N/A                               N/A

(1) Includes shares to be distributed in accordance with the Directors' Deferred Compensation Plan. The plan permits directors to elect to defer all or part of their annual director fees. Under the plan, directors may elect to have their deferred compensation invested in shares of the Company's common stock. Shares to be distributed will increase in future years, subject to the elections of directors under the plan. The plan, which is more fully described in Note 16 to the Company's Consolidated Financial Statements and originally adopted in 1971, was most recently amended in 1998 and was not submitted to shareholder vote and, therefore, not approved by shareholders.


Item 13.  Certain Relationships and Related Transactions

         The information required by this item under the sections captioned "Voting Procedures" on page 1, "Beneficial Ownership of Common Stock" on pages 2 through 4 and "Certain Transactions" on page 14 of the Proxy Statement filed with the SEC on December 17, 2003 is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

         The information required by this item under the section captioned "Independent Auditors" on page 16 of the Proxy Statement filed with the SEC on December 17, 2003 is incorporated herein by reference.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as a part of this Report:

         (1) The Consolidated Financial Statements of the Registrant as listed below (See Exhibit 13):

                                                                  Pages in
                                                                Annual Report
                                                                -------------
Independent Auditors' Report                                         33
Consolidated Statements of Financial Condition                       34
Consolidated Statements of Earnings                                  35
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income                                               36
Consolidated Statements of Cash Flows                                38
Notes to Consolidated Financial Statements                           40

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

3(i)     *Certificate   of   Incorporation   of   Registrant   (Exhibit  3.3  to
         Pre-effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-37275 filed November 10, 1997)

3(ii) *Bylaws of Registrant (Exhibit 3.4 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-37275, filed November 10, 1997)

10(i) *Employment contract with Michael J. Brown, Sr. (Exhibit 10(a) to the Registration Statement on Form S-4 filed December 20, 1996)

10(ii) *1994 Incentive Stock Option Plan (Exhibit 10(b) to the Registration Statement on Form S-4 filed December 20, 1996)

10(iii) *1994 Stock Option Plan for Outside Directors (Exhibit 10(c) to the Registration Statement on Form S-4 filed December 20, 1996)

10(iv) *Harbor Federal Savings Bank Non-Employee Directors' Retirement Plan (Exhibit 10(vi) to Form 10-Q for the quarter ended December 31, 1997 filed August 11, 1997)

10(v) *Unfunded Deferred Compensation Plan for Directors (Exhibit 10(vii) to Form 10-K for the year ended September 30, 1998 filed December 24,
         1998)

10(vi) *1998 Stock Incentive Plan for Directors, Officers and Employees (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 26, 1998)

10(vii) *Change of Control Agreements (Exhibit 10(vii) to Form 10-K for the year ended September 30, 2000 filed December 29, 2000)

10(viii) *Change of Control Agreement (Exhibit 10(viii) to Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003)

10(ix)   **Change of Control Agreement

10(x)    **Amendment to employment contract with Michael J. Brown, Sr.

10(xi)   **Senior Officer Incentive Plan for fiscal year 2004.

13 **Excerpts from the 2003 Annual Report to Shareholders filed herewith. Such Annual Report, except for those portions specifically incorporated by reference, is furnished to the SEC for information purposes only and should not be deemed to be filed.

14.1     **Code of Ethics

21       **Subsidiaries of the Registrant

31.1 **Certification by Michael J. Brown, Sr., Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     **Certification  by  H.  Michael  Callahan,   Chief  Financial  Officer
         pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **Certification by Michael J. Brown, Sr., Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Sarbanes-Oxley Act of 2002.

32.2     **Certification  by  H.  Michael  Callahan,   Chief  Financial  Officer
         pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99 *Proxy Statement for the 2003 Annual Meeting of Shareholders filed with the SEC on December 17, 2003

*Incorporated by reference.
**Included with this report.

(b) Reports on Form 8-K


         On July 10, 2003, the Company furnished a report on Form 8-K announcing an increase to dividends and its earnings for the third quarter of the 2003 fiscal year.

         On July 29, 2003, the Company furnished a report on Form 8-K announcing that it would be participating in the Keefe, Bruyette & Woods Fourth Annual Community Bank Investor Conference in New York on July 29 thru 31.

         On September 25, 2003, the Company furnished a report on Form 8-K announcing that it will report its 2003 fiscal year earnings on Wednesday, October 15, 2003.

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

                                          HARBOR FLORIDA BANCSHARES, INC.
                                                        (Registrant)

Dated: December 24, 2003                  By:              /s/
                                          -------------------------------------
                                          Michael J. Brown, Sr.
                                          President and Chief Executive
                                          Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


             /s/                                           December 24, 2003
---------------------------------------------
Michael J. Brown, Sr.
President, Chief Executive
Officer and Director

             /s/                                           December 24, 2003
---------------------------------------------
H. Michael Callahan
Chief Financial Officer

             /s/                                           December 24, 2003
---------------------------------------------
Bruce R. Abernethy, Sr., Director

             /s/                                           December 24, 2003
----------------------------------------------
Richard N. Bird, Director

             /s/                                           December 24, 2003
---------------------------------------------
Edward G. Enns, Director

             /s/                                           December 24, 2003
---------------------------------------------
Frank H. Fee, III, Director

             /s/                                           December 24, 2003
---------------------------------------------
Richard B. Hellstrom, Director

             /s/                                           December 24, 2003
-------------------------------------------
Larry Lee, Jr., Director

             /s/                                           December 24, 2003
--------------------------------------------
Richard L. Lynch, Director

             /s/                                           December 24, 2003
-------------------------------------------
Dr. Edwin R. Massey, Director

             /s/                                           December 24, 2003
-------------------------------------------
Richard V. Neill, Sr., Director

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

1.       I have reviewed this report on Form 10-K of Harbor Florida  Bancshares,
         Inc.;

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


               /s/
------------------------------
Michael J. Brown, Sr.
Chief Executive Officer
December 24, 2003

                                                                    EXHIBIT 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, H. Michael Callahan, Chief Financial Officer of Harbor Florida Bancshares, Inc., certify that:

1.       I have reviewed this report on Form 10-K of Harbor Florida  Bancshares,
         Inc.;

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

         a. All significant deficiencies and material weaknesses in the design or operationof internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


               /s/
-------------------------------
H. Michael Callahan
Chief Financial Officer
December 24, 2003

                                                                    EXHIBIT 32.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-K for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael J. Brown, Sr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.






              /s/
-----------------------------------
Michael J. Brown, Sr.
Chief Executive Officer
December 24, 2003

                                                                    EXHIBIT 32.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-K for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Michael Callahan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.






               /s/
----------------------------------
H. Michael Callahan
Chief Financial Officer
December 24, 2003