Form 10-Q
period 2003-12-31
HARBOR FLORIDA BANCSHARES INC
filed 2004-02-13
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: December 31, 2003
                                -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from _________ to __________


                        Commission file number 000-22817

                         HARBOR FLORIDA BANCSHARES, INC
             (Exact name of registrant as specified in its charter)

  DELAWARE                                            65-0813766
  ---------                                       ------------------
  (State or other jurisdiction                        (IRS employer
  of incorporation or organization)                identification no.)

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                (Address of principal executive offices/ZIP code)

Registrant's telephone number, including area code          (772) 461-2414
                                                  ------------------------------


     Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

     Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _X___ No ____


     As of January 20, 2004, there were 23,878,622 shares of the Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                Table of Contents

Part I.  Financial Information                                             Page
-------------------------------                                            ----

Item 1.  Financial Statements

         Condensed Consolidated Statements of Financial Condition as of
         December 31, 2003 and September 30, 2003 (unaudited)................2

         Condensed Consolidated Statements of Earnings for the three months  ended December 31, 2003 and 2002 (unaudited)................3

         Condensed Consolidated Statements of Cash Flows for the three months  ended December 31, 2003 and 2002 (unaudited)................4

         Notes to Condensed Consolidated Financial Statements (unaudited)....6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk and
         Asset and Liability Management.....................................19

Item 4.  Controls and Procedures............................................19

Part II. Other Information
--------------------------

Item 1.  Legal Proceedings..................................................19

Item 2.  Changes in Securities..............................................19

Item 3.  Defaults Upon Senior Securities....................................19

Item 4.  Submission of Matters to a Vote of Security-Holders................19

Item 5.  Other Information..................................................20

Item 6.  Index of Exhibits and Reports on Form 8-K..........................20

         Signature Page.....................................................22

                          PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
      Condensed Consolidated Statements of Financial Condition (unaudited)
                                 (In thousands)

                                                                      December 31,         September 30,
                                                                          2003                 2003
                                                                         -----                -----
Assets:
Cash and amounts due from depository institutions                    $    57,816           $    55,262
Interest-bearing deposits in other banks                                   2,737                 4,432
Investment securities held to maturity                                    40,418                50,416
Investment securities available for sale                                 214,755               246,519
Mortgage-backed securities held to maturity                              370,856               308,075
Loans held for sale                                                        2,650                 2,648
Loans, net                                                             1,650,834             1,611,385
Accrued interest receivable                                               10,310                10,108
Real estate owned                                                            664                   906
Premises and equipment, net                                               31,392                30,935
Federal Home Loan Bank stock                                              25,475                25,525
Goodwill                                                                   3,591                 3,719
Other assets                                                               2,450                 2,141
                                                                     -----------           -----------
         Total assets                                                $ 2,413,948           $ 2,352,071
                                                                     ===========           ===========

Liabilities and Stockholders' Equity:
Liabilities:
   Deposits                                                          $ 1,615,396           $ 1,550,260
   Short-term borrowings                                                  36,072                25,071
   Long-term debt                                                        474,272               479,295
   Advance payments by borrowers for taxes and insurance                   7,371                25,523
   Income taxes payable                                                    5,767                 2,246
   Other liabilities                                                       6,394                 7,793
                                                                     -----------           -----------
         Total liabilities                                             2,145,272             2,090,188
                                                                     -----------           -----------

Stockholders' Equity:
   Preferred stock                                                           ---                   ---
   Common stock                                                            3,168                 3,163
   Paid-in capital                                                       200,305               198,936
   Retained earnings                                                     179,438               173,150
   Accumulated other comprehensive income, net                             1,665                 2,595
   Common stock purchased by:
     Employee stock ownership plan (ESOP)                                 (9,778)               (9,952)
     Recognition and retention plan (RRP)                                 (2,739)               (2,795)
   Treasury stock                                                      ( 103,383)             (103,214)
                                                                     -----------           -----------
         Total stockholders' equity                                      268,676               261,883
                                                                     -----------           -----------
         Total liabilities and stockholders' equity                  $ 2,413,948           $ 2,352,071
                                                                     ===========           ===========

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings (unaudited)
                      (In thousands except per share data)

                                                          Three months ended
                                                              December 31,
                                                         2003             2002
                                                         ----             ----
Interest income:
  Loans                                               $ 28,701         $ 29,325
  Investment securities                                  1,939            1,901
  Mortgage-backed securities                             3,462            2,518
  Other                                                     34              329
                                                        ------           ------
     Total interest income                              34,136           34,073
                                                        ------           ------
Interest expense:
  Deposits                                               5,911            7,937
  Other                                                  5,823            5,647
                                                        ------           ------
     Total interest expense                             11,734           13,584
                                                        ------           ------

     Net interest income                                22,402           20,489
Provision for loan losses                                  448              451
                                                        ------           ------
     Net interest income after provision for
        loan losses                                     21,954           20,038
                                                        ------           ------

Other income:
  Fees and service charges                               3,385            3,151
  Insurance commissions and fees                           721              570
  Income from real estate operations                       169               52
  Gain on sale of mortgage loans                           741            1,314
  Gain on sale of equity securities                        311              305
  Other                                                      1                7
                                                        ------           ------
     Total other income                                  5,328            5,399
                                                        ------           ------

Other expenses:
  Compensation and employee benefits                     7,010            6,025
  Occupancy                                              1,632            1,436
  Data processing services                                 837              696
  Advertising and promotion                                343              343
  Other                                                  1,774            1,700
                                                        ------           ------
     Total other expense                                11,596           10,200
                                                        ------           ------

Income before income taxes                              15,686           15,237
Income tax expense                                       6,137            5,962
                                                        ------           ------
     Net income                                       $  9,549         $  9,275
                                                        ======           ======

Net income per share
     Basic                                            $   0.42         $   0.41
                                                        ======           ======
     Diluted                                          $   0.41         $   0.40
                                                        ======           ======

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                      Three months ended
                                                                                         December 31,
                                                                                2003                   2002
                                                                                ----                   ----
 Cash provided by operating activities:
     Net income                                                             $    9,549            $    9,275
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Gain on sale of investment securities available for sale                 (311)                 (305)
         Loss (gain) on sale of premises and equipment                               1                    (2)
         (Gain) loss on sale of real estate owned                                 (117)                   19
         Gain on sale of mortgage loans                                           (741)               (1,314)
         Provision for loan losses                                                 448                   451
         Depreciation and amortization                                             200                   268
         Deferred income tax expense                                               287                    52
         Originations of loans held for sale                                   (28,170)              (43,188)
         Proceeds from sale of loans held for sale                              28,909                48,043
         Increase in deferred loan fees and costs                                1,546                 1,677
         Increase in accrued interest receivable                                  (202)                  (45)
         Increase in other assets                                                 (315)                 (367)
         Increase in income taxes payable                                        3,970                 5,033
         Decrease in other liabilities                                            (975)               (1,131)
                                                                            ----------            ----------
           Net cash provided by operating activities                            14,079                18,466
                                                                            ----------            ----------


 Cash used in investing activities:
     Net increase in loans                                                     (39,765)               (5,113)
     Purchase of mortgage-backed securities                                    (82,764)                  ---
     Proceeds from principal repayments of mortgage-backed securities           19,719                24,808
     Proceeds from maturities and calls of investment securities held
         to maturity                                                            10,000                   ---
     Purchase of investment securities held to maturity                            ---                  (244)
     Proceeds from maturities and calls of investment securities
         available for sale                                                     40,000                   ---
     Proceeds from sale of investment securities available for sale                435                   769
     Purchase of investment securities available for sale                      (10,000)              (90,336)
     Proceeds from sale of real estate owned                                       258                    85
     Purchase of premises and equipment                                         (1,152)               (1,014)
     Proceeds from sale of premises and equipment                                   13                    42
     FHLB stock, net                                                                50                   ---
                                                                            ----------            ----------
         Net cash used in investing activities                                 (63,206)              (71,003)
                                                                            ----------            ----------

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)


                                                                                 Three months ended
                                                                                     December 31,
                                                                             2003                   2002
                                                                             ----                   ----
 Cash provided by financing activities:
     Net increase in deposits                                               65,136                42,268
     Net proceeds from short-term borrowings                                 6,000                   ---
     Repayments of long term debt                                              (22)                   (5)
     Decrease in advance payments by borrowers for taxes and
        insurance                                                          (18,152)              (16,422)
     Dividends paid                                                         (3,261)               (2,533)
     Common stock options exercised                                            454                   326
     Purchase of treasury stock                                               (169)               (2,863)
                                                                           -------               -------
         Net cash provided by financing activities                          49,986                20,771
                                                                           -------               -------

         Net increase (decrease) in cash and cash equivalents                  859               (31,766)
 Cash and cash equivalents - beginning of period                            59,694               147,141
                                                                           -------               -------
 Cash and cash equivalents - end of period                                $ 60,553             $ 115,375
                                                                           =======               =======


 Supplemental disclosures:
     Cash paid for:
         Interest                                                         $ 11,821             $ 13,809
         Taxes                                                               2,100                1,190
     Noncash investing and financing activities:
         Additions to real estate acquired in settlement of loans
           through foreclosure                                                  59                  101
         Sale of real estate owned financed by the Company                     160                   --
         Tax benefit of stock plans credited to capital                        449                  304
         Change in unrealized gain on securities available for sale         (1,515)               1,023
         Change in deferred taxes related to securities available for
           sale                                                                585                 (394)
         Distribution of RRP shares                                             56                   55
         Transfer to short-term borrowings from long-term debt               5,001                   --


 See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(1)     BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements for Harbor Florida Bancshares, Inc. (the "Company") and its subsidiary Harbor Federal Savings Bank (the "Bank") reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition and the consolidated results of operations and cash flows for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

The Company's only significant business is holding the common stock of the Bank. Consequently, its net income is primarily derived from the Bank.

Certain amounts included in the December 31, 2002 consolidated financial statements have been reclassified in order to conform to the December 31, 2003 presentation.

At December 31, 2003, the Company had stock option plans for the benefit of directors, officers and other employees of the Company. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Accordingly, no compensation cost has been recognized for the stock plans, since stock option exercise prices are equal to market price at dates of grant.

Had compensation cost for the Company's stock-based compensation plans been determined in accordance with the fair value based method in Financial Accounting Standards Board (FASB) Statement No. 123 "Accounting for Stock Based Compensation", the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                            Three months ended
                                                               December 31,
                                                          2003            2002
                                                          ----            ----
                                                   (In thousands except per share data)
      Net income - As reported                           $ 9,549          $ 9,275
        Less: total stock-based employee
           compensation expense determined under
           fair value based method for all
           awards, net of related tax                        (92)            (340)
                                                         -------          -------
      Pro forma net income                               $ 9,457          $ 8,935
                                                         =======          =======

      Net income per share - basic
         As reported                                         .42              .41
         Pro forma                                           .42              .40
      Net income per share - diluted
         As reported                                         .41              .40
         Pro forma                                           .41              .39

(2)     NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three months ended December 31, 2003 and 2002. Adjustments have been made, where material, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.

                                                         Three months ended
                                                            December 31,
                                                       2003                 2002
                                                       ----                 ----
Net income                                         $ 9,548,766         $ 9,275,408
                                                   ===========         ===========

Weighted average common shares outstanding:
    Shares outstanding                              23,556,969          23,638,486
    Less weighted average
     uncommitted ESOP shares                          (989,190)         (1,059,030)
                                                   -----------         -----------
        Total
                                                    22,567,779          22,579,456
                                                   ===========         ===========

Basic net income per share                         $      0.42         $      0.41
                                                   ===========         ===========

Weighted average common shares
   outstanding                                      22,567,779          22,579,456
  Additional dilutive shares related to
    stock options                                      620,366             592,925
                                                   -----------         -----------
  Total weighted average common shares and
    equivalents outstanding for diluted
    earnings per share computation                  23,188,145          23,172,381
                                                   ===========         ===========

Diluted net income per share                       $      0.41         $      0.40
                                                   ===========         ===========

Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

(3)     INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities at December 31, 2003 are as follows:

                                                                          Gross           Gross        Estimated
                                                         Amortized      unrealized       unrealized      market
                                                            cost          gains           losses         value
                                                            ----          -----           ------         -----
                                                                              (In thousands)
Available for sale:
    FHLB notes                                          $ 140,340       $     623      $      18       $ 140,945
    FNMA notes                                             50,034             172            173          50,033
    FFCB notes                                             20,241              28            ---          20,269
                                                         --------        --------       --------        --------
                                                          210,615             823            191         211,247
    Equity securities                                       1,429           2,079            ---           3,508
                                                         --------        --------       --------        --------
                                                          212,044           2,902            191         214,755
                                                         --------        --------       --------        --------
Held to maturity:
    FHLB notes                                             20,000              21            ---          20,021
    FHLMC notes                                            19,977              85            ---          20,062
    Municipal securities                                      441              36            ---             477
                                                         --------        --------       --------        --------
                                                           40,418             142            ---          40,560
                                                         --------        --------       --------        --------

    FHLMC mortgage-backed securities                      187,142           1,844          1,382         187,604
    FNMA mortgage-backed securities                       183,714           1,854          1,154         184,414
                                                         --------        --------          -----        --------
                                                          370,856           3,698          2,536         372,018
                                                         --------        --------          -----        --------
                                                        $ 623,318       $   6,742      $   2,727       $ 627,333
                                                         ========        ========       ========        ========

The amortized cost and estimated market value of investment and mortgage-backed securities at September 30, 2003 are as follows:

                                                                           Gross           Gross         Estimated
                                                        Amortized        unrealized     unrealized        market
                                                           cost            gains          losses          value
                                                           ----            -----          ------          -----
                                                                             (In thousands)
Available for sale:
   FHLB notes                                           $ 170,404       $   1,478      $     ---       $ 171,882
   FNMA notes                                              60,039             380             88          60,331
   FFCB note                                               10,296              42            ---          10,338
                                                         --------        --------       --------        --------
                                                          240,739           1,900             88         242,551
   Equity securities                                        1,554           2,414            ---           3,968
                                                         --------        --------       --------        --------
                                                          242,293           4,314             88         246,519
                                                         --------        --------       --------        --------
Held to maturity:
   FHLB notes                                              30,000             128            ---          30,128
   FHLMC notes                                             19,975             166            ---          20,141
   Municipal securities                                       441              43            ---             484
                                                         --------        --------       --------        --------
                                                           50,416             337            ---          50,753
                                                         --------        --------       --------        --------

   FHLMC mortgage-backed securities                       138,884           1,911          1,237         139,558
   FNMA mortgage-backed securities                        169,191           2,200          1,027         170,364
                                                         --------        --------       --------        --------
                                                          308,075           4,111          2,264         309,922
                                                         --------        --------       --------        --------
                                                        $ 600,784       $   8,762      $   2,352       $ 607,194
                                                         ========        ========       ========        ========

The amortized cost and estimated market value of debt securities at December 31, 2003 and September 30, 2003 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     December 31, 2003               September 30, 2003
                                                     -----------------               ------------------
                                                                 Estimated                         Estimated
                                                 Amortized        market          Amortized         market
                                                    cost          value             cost            value
                                                    ----          -----             ----            -----
                                                                        (In thousands)

Available for sale:
    Due in one year or less                     $  40,027        $  40,294       $  50,044        $ 5 0,535
    Due in one to five years                      170,588          170,953         190,695          192,016
                                                 --------         --------        --------         --------
                                                  210,615          211,247         240,739          242,551
                                                 --------         --------        --------         --------
Held to maturity:
    Due in one to five years                       40,218           40,326          50,216           50,513
    Due after five years                              200              234             200              240
                                                 --------         --------        --------         --------
                                                   40,418           40,560          50,416           50,753
                                                 --------         --------        --------         --------

    FHLMC mortgage-backed securities              187,142          187,604         138,884          139,558
    FNMA mortgage-backed securities               183,714          184,414         169,191          170,364
                                                 --------         --------        --------         --------
                                                  370,856          372,018         308,075          309,922
                                                 --------         --------        --------         --------
                                                $ 621,889        $ 623,825       $ 599,230        $ 603,226
                                                 ========         ========        ========         ========

As of December 31, 2003, the Company had pledged mortgage-backed securities with a market value of $16,059,000 and a carrying value of $15,287,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $570,000 and a carrying value of $528,000 to collateralize treasury, tax and loan accounts as of December 31, 2003.

(4)     LOANS

         Loans are summarized below:

                                                                      December 31,          September 30,
                                                                          2003                 2003
                                                                          ----                 ----
                                                                                (In thousands)
         Mortgage loans:
            Construction 1-4 family                                  $   206,433           $   190,315
            Permanent 1-4 family                                       1,017,553             1,014,405
            Multi-family                                                  15,072                19,754
            Nonresidential                                               203,556               181,752
            Land                                                         132,182               126,950
                                                                       ---------             ---------
               Total mortgage loans                                    1,574,796             1,533,176
                                                                       ---------             ---------

         Other loans:
            Commercial                                                    60,428                56,268
            Home improvement                                              28,663                26,442
            Manufactured housing                                          18,689                17,849
            Other consumer                                               131,625               126,770
                                                                       ---------             ---------
               Total other loans                                         239,405               227,329
                                                                       ---------             ---------
               Total loans                                             1,814,201             1,760,505
                                                                       ---------             ---------

         Less:
            Loans in process                                             138,333               124,427
            Net deferred loan fees and discounts                           8,420                 8,494
            Allowance for loan losses                                     16,614                16,199
                                                                       ---------             ---------
                                                                         163,367               149,120
                                                                       ---------             ---------
               Total loans, net                                      $ 1,650,834           $ 1,611,385
                                                                       =========             =========


An analysis of the allowance for loan losses follows:


                                          Three months ended
                                             December 31,

                                          2003           2002
                                          ----           ----
                                             (In thousands)

Beginning balance                      $ 16,199       $ 14,377
Provision for loan losses                   448            451
Charge-offs                                 (41)          (139)
Recoveries                                    8             11
                                        -------        -------
Ending balance                         $ 16,614       $ 14,700
                                        =======        =======


The allowance for loan losses was $16,614,000 and $16,199,000 at December 31, 2003 and September 30, 2003, respectively. The Company evaluates impaired loans based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral dependent loan. To the extent that an impaired loan's value is less than the loan's recorded investment, a specific allowance is recorded. There were no specific allowances recorded at December 31, 2003 and September 30, 2003.

The investment in impaired loans (primarily consisting of classified loans), other than those evaluated collectively for impairment was $6,574,000 and $6,259,000 at December 31, 2003 and September 30, 2003
respectively.

At December 31, 2003 and September 30, 2003, loans with unpaid principal balances of approximately $2,338,000 and $2,215,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of December 31, 2003 and September 30, 2003, approximately $1,902,000 and $1,638,000, respectively, of loans 90 days or more contractually delinquent were in the process of foreclosure.

As of December 31, 2003 and September 30, 2003, mortgage loans which had been sold on a recourse basis had outstanding principal balances of $229,000 and $260,000, respectively.


(5)      COMPREHENSIVE INCOME

The following table sets forth the components of the Company's comprehensive income:

                                                                    Three months ended
                                                                       December 31,
                                                                    2003          2002
                                                                    ----          ----
                                                                      (In thousands)

Net income                                                       $  9,549       $ 9,275

Other comprehensive income, net of tax:

        Change in  unrealized  (loss)  gain on  securities
            available  for sale  (net of  deferred  tax of
            $585 and  $(394)  for the three  months  ended
            December 31, 2003 and 2002, respectively)                (930)          629
                                                                   ------       -------
Comprehensive income                                             $  8,619       $ 9,904
                                                                   ======        ======


(6)     TRANSFERS OF FINANCIAL ASSETS AND SERVICING RIGHTS RETAINED

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

Upon completion of a transfer of assets that satisfies the conditions described above to be accounted for as a sale, the Company:

a.      Derecognizes all assets sold;
b. Recognizes all assets obtained and liabilities incurred in consideration as proceeds of the sale;
c. Initially measures, at fair value, assets obtained and liabilities incurred in a sale; and
d.      Recognizes in earnings any gain or loss on the sale.

The Company recognized gains on sales of mortgage loans of $741,000 and $1,314,000, respectively, for the three months ended December 31, 2003 and 2002.

The Company receives fees for servicing activities on loans it has sold. These activities include, but are not limited to, collecting principal, interest and escrow payments from borrowers; paying taxes and insurance from escrowed funds; monitoring delinquencies; and accounting for and remitting principal and interest payments. To the extent that the servicing fees exceed or do not provide adequate compensation for the services provided, the Company records a servicing asset or liability for the fair value of the servicing retained. Currently, the servicing fees retained by the Company are just adequate to compensate the Company for the servicing responsibilities. As of December 31, 2003, no servicing assets and/or liabilities were recognized.

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

Overview

The Company owns 100% of the common stock of Harbor Federal Savings Bank ("the Bank"), a federal savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC). The Bank provides a wide range of banking and related insurance services and is engaged in the business of attracting deposits predominately from the communities it serves and using these and other funds to originate primarily one-to-four family first mortgage loans. The Company's results of operations are for the most part dependent on net interest income. Net interest income is a function of the balances of loans and investments ("interest-bearing assets") outstanding in any one period, the yields earned on such loans and investments, and the interest incurred on deposits and borrowed funds ("interest-bearing liabilities") that were outstanding in that same period. The Company's noninterest income consists primarily of fees and service charges, insurance commissions, gains on sale of mortgage loans, gains on sale of securities, gains on sale of premises and equipment and, depending on the period, real estate operations which have either provided income or loss. The results of operations are also significantly impacted by the amount of provisions for loan losses which, in turn, is dependent upon, among other things, the size and makeup of the loan portfolio, loan quality, and trends. The noninterest expenses consist primarily of employee compensation and benefits, occupancy expense and data processing services. Results of operations are affected by general economic and competitive conditions, including changes in prevailing interest rates and the policies of regulatory agencies.

The Company attempts to manage its assets and liabilities in a manner that stabilizes net interest income and net economic value under a broad range of interest rate environments. This is accomplished by matching maturity and repricing periods on loans and investments to maturity and repricing periods on deposits and borrowings.

The Company currently utilizes the following strategies to reduce interest rate risk: (a) the Company seeks to originate and hold in portfolio adjustable rate loans which have periodic interest rate adjustments; (b) the Company sells a portion of newly originated fixed rate residential mortgage loans; (c) the Company seeks to lengthen the maturities of deposits when deemed cost effective through the pricing and promotion of certificates of deposits; (d) the Company seeks to attract low cost checking and transaction accounts which tend to be less interest rate sensitive when interest rates rise; and (e) the Company has utilized long term Federal Home Loan Bank ("FHLB") advances to fund the origination of fixed rate loans. The Company also maintains a high level of liquid assets consisting of short-term securities as well as medium-term securities with expected average lives in the three to four year range, which are expected to increase in yield as interest rates rise.

Critical Accounting Policies

The determination of the allowance for loan losses is considered by management to be a critical accounting policy and is based upon estimates made by management. Critical accounting policies are defined as policies which are material to the portrayal of the Company's financial condition and results of operations, and that require management's most difficult, subjective, or complex judgements. The Company's financial results could differ significantly if different judgements or estimates are applied in the application of these policies.

The allowance for loan losses was $16,614,000 and $16,199,000 at December 31, 2003 and September 30, 2003, respectively. Impaired loans (primarily consisting of classified loans), other than those evaluated collectively, were $6,574,000 and $6,259,000 at December 31, 2003 and September 30, 2003, respectively. The Company evaluates impaired loans based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral dependant loan. To the extent that an impaired loan's value is less than the loan's recorded investment, a specific allowance is recorded. There were no specific allowances recorded at December 31, 2003 and September 30, 2003.

Results of Operations

Comparisons of quarterly results of operations in this section are between the three months ended December 31, 2003 and December 31, 2002.

General. Diluted earnings per share for the first fiscal quarter ended December 31, 2003, increased 2.5% to 41 cents per share on net income of $9.5 million, compared to 40 cents per share on net income of $9.3 million for the same period last year. The increase was due primarily to an increase in net interest income resulting from a 13.0% increase in average interest-earning assets due to purchases of mortgage-backed securities and originations of loans. This growth was funded with low cost core deposits and FHLB advances. The increase in net interest income was partially offset by a decrease in gain on sale of mortgage loans and an increase in other expenses.

Net Interest Income. Net interest income increased 9.3% to $22.4 million for the quarter ended December 31, 2003, from $20.5 million for the same period last year. The increase was due primarily to a $263.5 million increase in average interest-earning assets that was funded with low cost core deposits and FHLB advances. The average balance of mortgage-backed securities increased $170.9 million and average total loans increased by $84.5 million. Growth in the average balance of total loans was due primarily to increased loan originations in the commercial real estate, commercial business and consumer portfolios. The average balance of core deposits increased by $173.8 million, primarily in transaction accounts, and FHLB advances increased by $66.6 million. The average balance of core deposits increased to 48.1% of average total deposits compared to 42% for the same period last year, resulting in lower costs of funds. The net interest margin decreased to 3.92% for the three months ended December 31, 2003 from 4.05% for the same period last year, due to the yield on interest earning assets decreasing by more than the cost of interest-bearing liabilities in the current low interest rate environment.

Provision for Loan Losses. The provision for loan losses was $448,000 for the quarter ended December 31, 2003, compared to $451,000 for the same period last year. The provision for the quarter ended December 31, 2003 was principally comprised of a charge of $348,000, due to growth in the loan portfolio, primarily commercial real estate loans that are deemed to have more credit risk than residential loans, $67,000 due to increases in the level of classified loans and $33,000 for net chargeoffs. The provision for the quarter ended December 31, 2002 was principally comprised of a charge of $252,000 due to growth in the loan portfolio, primarily commercial real estate and commercial business loans that are deemed to have more credit risk than residential loans, $128,000 for net charge offs and $71,000 for an increase in the level of classified loans.

There were no significant changes in the estimation methods or fundamental assumptions used in the calculation of the allowance for loan losses at December 31, 2003, compared to September 30, 2003. Furthermore, there was no reallocation of the allowance from September 30, 2003. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, loan mix, historical loss experience and trends in delinquencies and nonaccruals.

Other Income. Other income decreased to $5.3 million for the quarter ended December 31, 2003, from $5.4 million for the same period last year. The decrease was due primarily to decreases of $573,000 in gain on sale of mortgage loans, principally residential fixed rate mortgage loans, partially offset by a $234,000 increase in fees and services charges, and $151,000 increase in insurance commissions and fees. Fees and service charges (primarily from fees and service charges on deposit products) were $3.4 million and $3.2 million for the quarters ended December 31, 2003 and 2002, respectively. This increase was due primarily to the growth in transaction accounts. Gain on the sale of mortgage loans was $741,000 and $1.3 million for the quarters ended December 31, 2003 and 2002, respectively. This decrease was due primarily to a decline in the originations of fixed rate residential one-to-four family mortgage loans available for sale as a result of a change in customer preference to adjustable rate loans. Total fixed rate residential loan originations decreased by $22.2 million; however, adjustable rate loan originations increased by $18.7 million compared to the same period last year. The Company sells loans in order to reduce interest rate risk by limiting the growth of long term fixed rate loans in the portfolio. Insurance commissions and fees were $721,000 and $570,000 for the three months ended December 31, 2003 and 2002, respectively. This increase was due primarily to the increased sales of insurance products. Income from real estate operations was $169,000 and $52,000 for the quarters ended December 31, 2003 and 2002. This increase was due primarily to gains on sales of real estate acquired in settlement of loans through foreclosure.

Other Expenses. Other expenses increased to $11.6 million for the quarter ended December 31, 2003, from $10.2 million for the same period last year. The increase was due primarily to increases of $985,000 in compensation and benefits, $196,000 in occupancy expense, $141,000 in data processing services, and $74,000 in other expenses. The increase in compensation and benefits was due primarily to annual salary increases, additional staff required to support the growth in loans and deposits and contributions to the defined benefit pension plan. The increase in occupancy expense was due primarily to an increase in data processing equipment expense. The increases in data processing services, and other expenses were due primarily to increases resulting from the growth in loans and deposits.

The Company has a non-contributory defined benefit pension plan (the "Plan") covering all full-time employees who were hired before January 1, 2003 and have attained one year of service and 21 years of age. The Plan is part of a multi-employer plan and separate actuarial evaluations are not made for each employer nor are plan assets so segregated. As a result of the decline in market value of the investments held in the Plan, the Bank, based on actuarial calculations, currently expects to be required to increase its pension contribution to approximately $1.4 million for fiscal year 2004. The Company recorded pension expense of approximately $202,000 and $127,000 for the three months ended December 31, 2003 and 2002, respectively.

Income Taxes. Income tax expense increased to $6.1 million for the quarter ended December 31, 2003, from $6.0 million for the same period last year due primarily to an increase in pretax accounting income. The effective tax rate was 39.1% for the quarters ended December 31, 2003 and 2002.

Financial Condition

Comparisons of financial condition in this section are from the end of the preceding fiscal year to December 31, 2003.

Total assets increased to $2.414 billion at December 31, 2003, from $2.352 billion at the fiscal year ended September 30, 2003. The increase is due primarily to an increase in mortgage-backed securities and loans, partially offset by a decrease in investment securities.

Investment securities available for sale decreased to $214.8 million at December 31, 2003, from $246.5 million at September 30, 2003. The decrease is due primarily to maturities and calls of $40.0 million partially offset by purchases of $10.0 million.

Investment securities held to maturity decreased to $40.4 million at December 31, 2003 from $50.4 million at September 30, 2003. The decrease is due primarily to maturities and calls of 10.0 million.

Mortgage-backed securities increased to $370.9 million at December 31, 2003, from $308.1 million at September 30, 2003. The increase is due primarily to purchases of $82.8 million of 7 year fixed-rate balloon securities partially offset by repayments of $19.7 million. The purchases were funded with proceeds from maturities and calls of investment securities and excess cash provided by the net increase in deposits. The Company's investment strategy has been to shift the portfolio from lower yielding, shorter term investment securities into higher yielding balloon mortgage-backed securities, with expected average lives in the three to four year range. These securities will provide future monthly principal and interest repayment cash flow to fund loan growth or other investment alternatives.

Net loans increased to $1.651 billion at December 31, 2003, from $1.611 billion at September 30, 2003. The increase is due primarily to loan disbursements of $210.5 million partially offset by repayments of $142.9 million and sales of mortgage loans of $28.2 million, primarily residential one-to-four family fixed-rate mortgage loans. The increase in net loans for the three months is due primarily to a net increase of $22.5 million in nonresidential mortgage loans, $7.9 million in consumer loans and $5.2 million in land loans.

Deposits increased to $1.615 billion at December 31, 2003, from $1.550 billion at September 30, 2003. The increase is due primarily to a net increase in deposits before interest credited of $60.0 million and interest credited of $5.1 million. The increase in deposits for the three months is due primarily to a net increase of $67.5 million in core deposits partially offset by a decrease of $2.4 million in deposits in certificate accounts. This change reflects the Company's emphasis in growing transaction accounts, the customer's preference for shorter-term investments in a low interest rate environment and growth in the Company's market area.

FHLB advances increased to $509.5 million from $503.5 million at December 31, 2003, from September 30, 2003 due to $6.0 million of daily rate advances.

Stockholders' equity increased to $268.7 million at December 31, 2003, from $261.9 million at September 30, 2003. The increase is due primarily to $9.5 million of earnings for the three months partially offset by $3.3 million of dividends paid and the repurchase of $169,000 of Company common stock to be held as treasury stock. During the three months, the Company repurchased 6,036 shares at an average price of $28.09 per share to be held as treasury stock in accordance with the Company's stock repurchase program.

At December 31, 2003, the Bank exceeded all regulatory capital requirements as follows:



                                          Required                         Actual               Excess of Actual
                                                  % of                            % of          Over Regulatory
                                    Amount        Assets            Amount        Assets          Requirements
                                    ------        ------            ------        ------          ------------
                                                                  (Dollars in thousands)
Tangible Capital                  $ 36,128         1.50%         $ 241,481       10.03%           $ 205,353
Core Capital                        72,256         3.00%           241,481       10.03%             169,225
Risk-Based Capital                 107,120         8.00%           257,383       19.22%             150,264


Cash Flow

The Bank's primary sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds from operations. The Bank will consider increasing its borrowings from the Federal Home Loan Bank (FHLB) from time to time as an alternative to increasing deposit account interest rates. In addition, the Bank holds unpledged fixed and adjustable rate mortgage-backed securities totaling $355.0 million at December 31, 2003 that could be used as collateral under repurchase transactions with securities dealers. Repurchase transactions serve as secured borrowings and provide a source of short-term liquidity for the Bank.

At December 31, 2003, the Bank had $813.3 million or 50.3% of the Bank's deposits in certificate accounts. Based on past experience, management believes that a substantial percentage of these certificates will be renewed at maturity, although there can be no assurance that this will occur. The Bank would use borrowings from the FHLB or repurchase transactions with securities dealers if replacement funding was needed as a result of maturing certificate accounts.

Net cash provided by the Company's operating activities (i.e. cash items affecting net income) was $14.1 million and $18.5 million for the three months ended December 31, 2003 and 2002, respectively. Net cash used by the Company's investing activities (i.e. cash used primarily from its investment securities, mortgage-backed securities and loan portfolios) was $63.2 million and $71.0 million for the three months ended December 31, 2003 and 2002, respectively. The decrease in cash used in 2003 was principally due to a decrease of $80.3 million in the purchase of investment securities available for sale and a $50.0 million increase in proceeds from maturities and calls of investment securities, partially offset by a $82.8 million increase in the purchase of mortgage-backed securities and an increase of $34.7 million in the net increase in loans.

Net cash provided by the Company's financing activities (i.e. cash receipts primarily from net increases (decreases) in deposits and net FHLB advances) was $50.0 million and $20.8 million for the three months ended December 31, 2003 and 2002, respectively. The increase in cash flows in 2003 was primarily due to a $22.9 million increase in the net increase in deposits and a $6.0 million increase in proceeds from short-term borrowings.

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

The following table sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated:

                                                           December 31,          September 30,
                                                              2003                   2003
                                                              ----                   ----
                                                                   (Dollars in thousands)
Nonaccrual mortgage loans:
    Delinquent less than 90 days                             $    160              $    209
    Delinquent 90 days or more                                  1,830                 1,609
                                                              -------               -------
      Total                                                     1,990                 1,818
                                                              -------               -------
Nonaccrual other loans:
    Delinquent 90 days or more                                    348                   397
                                                              -------               -------
      Total                                                       348                   397
                                                              -------               -------
Total nonperforming loans                                       2,338                 2,215
Real estate owned, net of related allowance                       664                   906
                                                              -------               -------
Total nonperforming assets                                   $  3,002              $  3,121
                                                              =======               =======

Nonperforming loans to total net loans                           .14%                  .14%
Total nonperforming assets to total assets                       .12%                  .13%
Allowance for loan losses to total net loans                    1.01%                 1.01%
Allowance for loan losses to nonperforming loans              710.74%               731.34%
Allowance for loan losses to classified loans                 263.65%               245.86%

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk and Asset and Liability Management.

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see the Company's Annual Report on Form 10-K for the year ended September 30, 2003. The Company believes there has been no material change in the Company's asset and liability position or the market value of the Company's portfolio equity since September 30, 2003.

Item 4.  Controls and Procedures.

Based on their evaluation, the Company's Chief Executive Officer, Michael J. Brown, Sr. and Chief Financial Officer, H. Michael Callahan, have concluded the Company's disclosure controls and procedures are effective, as of December 31, 2003, to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. During the last fiscal quarter, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

(a)         Exhibits

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

10(vi) *1998 Stock Incentive Plan for Directors, Officers and Employees (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 26, 1998)

10(vii) *Change of Control Agreements (Exhibit 10(vii) to Form 10-K for the year ended September 30, 2000 filed December 29, 2000)

10(viii) *Change of Control Agreement (Exhibit 10(viii) to Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003)

10(ix) *Change of Control Agreement (Exhibit 10(ix) to Form 10-K for the year ended September 30, 2003 filed December 29, 2003)

10(x)          *Amendment to employment contract with Michael J. Brown, Sr.
               (Exhibit 10(x) to Form 10-K for the year ended September 30, 2003 filed December 29, 2003)


10(xi)         *Senior Officer Incentive Plan for fiscal year 2004
               (Exhibit 10(xi) to Form 10-K for the year ended September 30, 2003 filed December 29, 2003)

14.1 *Code of Ethics (Exhibit 14.1 to Form 10-K for the year ended September 30, 2003 filed December 29, 2003)

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

(b)      Reports on Form 8-K

On October 16, 2003, the Company furnished a Form 8K announcing its earnings for the fourth quarter of the 2003 fiscal year.

On December 1, 2003, the Company furnished a Form 8K announcing it would be participating in the Friedman, Billings, Ramsey 10th Annual Investor Conference in New York City on December 2-3, 2003.

On December 31, 2003, the Company furnished a Form 8K announcing that on Monday, January 5th, members of the Company's executive leadership team would open the world's largest electronic exchange, the NASDAQ, located in Times Square.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           HARBOR FLORIDA BANCSHARES, INC.




Date:    February 11, 2004                               /s/
                                           ------------------------------------
                                           Michael J. Brown, Sr.
                                           President and Chief Executive Officer



Date:    February 11, 2004                               /s/
                                            ------------------------------------
                                           H. Michael Callahan
                                           Senior Vice President, Finance and
                                           Chief Financial Officer

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

         a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b.   Anyfraud, whether or not material,  that involves management or
              other   employees  who  have  a  significant   role  in  the
              registrant's internal controls over financial reporting.




            /s/
_______________________
Michael J. Brown, Sr.
Chief Executive Officer
February 11, 2004

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



          /s/
_______________________
H. Michael Callahan
Chief Financial Officer
February 11, 2004

                                                                   EXHIBIT 32.1






                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael J. Brown, Sr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Compan y.




         /s/
_______________________
Michael J. Brown, Sr.
Chief Executive Officer
February 11, 2004

                                                                   EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Michael Callahan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




        /s/
_______________________

H. Michael Callahan
Chief Financial Officer
February 11, 2004