Form 10-Q
period 2004-03-31
HARBOR FLORIDA BANCSHARES INC
filed 2004-05-13
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: March 31, 2004
                                --------------
                                       OR

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

Registrant's telephone number, including area code (772) 461-2414
                                                   --------------


     Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ____


     Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes__X__No ____


     As of April 23, 2004, there were 23,793,950 shares of the Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                Table of Contents

Part I.Financial Information                                               Page
------------------------------                                             ----

Item 1.  Financial Statements

         Condensed Consolidated Statements of Financial Condition as of
         March 31, 2004 and September 30, 2003 (unaudited)...................2

         Condensed Consolidated Statements of Earnings for the three and six months ended March 31, 2004 and 2003 (unaudited)....................3

         Condensed Consolidated Statements of Cash Flows for the three and six months ended March 31, 2004 and 2003 (unaudited)....................4

         Notes to Condensed Consolidated Financial Statements (unaudited)....6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk and Asset and Liability Management...........................................21

Item 4.  Controls and Procedures............................................21

Part II. Other Information

Item 1.  Legal Proceedings..................................................21

Item 2.  Changes in Securities..............................................21

Item 3.  Defaults Upon Senior Securities....................................21

Item 4.  Submission of Matters to a Vote of Security Holders................22

Item 5.  Other Information..................................................22

Item 6.  Index of Exhibits and Reports on Form 8-K..........................22

         Signature Page.....................................................25

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
      Condensed Consolidated Statements of Financial Condition (unaudited)
                                 (In thousands)

                                                                        March 31,          September 30,
                                                                          2004                  2003
                                                                          ----                  ----
 Assets:
 Cash and amounts due from depository institutions                  $    62,387           $    55,262
 Interest-bearing deposits in other banks                                 7,940                 4,432
 Investment securities held to maturity                                  20,419                50,416
 Investment securities available for sale                               154,287               246,519
 Mortgage-backed securities held to maturity                            501,335               308,075
 Loans held for sale                                                      2,816                 2,648
 Loans, net                                                           1,713,244             1,611,385
 Accrued interest receivable                                             10,313                10,108
 Real estate owned                                                          602                   906
 Premises and equipment, net                                             33,192                30,935
 Federal Home Loan Bank stock                                            28,075                25,525
 Goodwill                                                                 3,591                 3,719
 Other assets                                                             3,017                 2,141
                                                                    -----------           -----------
          Total assets                                              $ 2,541,218           $ 2,352,071
                                                                    ===========           ===========

Liabilities and Stockholders' Equity:
Liabilities:
   Deposits                                                         $ 1,691,149           $ 1,550,260
   Short-term borrowings                                                 55,821                25,071
   Long-term debt                                                       498,501               479,295
   Advance payments by borrowers for taxes and insurance                 14,192                25,523
   Income taxes payable                                                   1,370                 2,246
   Other liabilities                                                      6,996                 7,793
                                                                    -----------           -----------
         Total liabilities                                            2,268,029             2,090,188
                                                                    -----------           -----------

Stockholders' Equity:
   Preferred stock                                                          ---                   ---
   Common stock                                                           3,175                 3,163
   Paid-in capital                                                      201,497               198,936
   Retained earnings                                                    185,885               173,150
   Accumulated other comprehensive income, net                            1,602                 2,595
   Common stock purchased by:
     Employee stock ownership plan (ESOP)                                (9,603)               (9,952)
     Recognition and retention plan (RRP)                                (2,739)               (2,795)
   Treasury stock                                                      (106,628)             (103,214)
                                                                    -----------           -----------
         Total stockholders' equity                                     273,189               261,883
                                                                    -----------           -----------
         Total liabilities and stockholders' equity                 $ 2,541,218           $ 2,352,071
                                                                    ===========           ===========

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings (unaudited)
                      (In thousands except per share data)

                                                                   Three months ended               Six months ended
                                                                       March 31,                        March 31,
                                                                       ---------                        ---------
                                                                  2004            2003            2004              2003
                                                                  ----            ----            ----              ----
 Interest income:
   Loans                                                       $ 29,124        $ 28,901         $ 57,825          $ 58,226
   Investment securities                                          1,423           2,183            3,362             4,084
   Mortgage-backed securities                                     4,531           2,148            7,993             4,666
   Other                                                             21             179               55               508
                                                               --------        --------         --------          --------
      Total interest income                                      35,099          33,411           69,235            67,484
                                                               --------        --------         --------          --------
 Interest expense:
   Deposits                                                       5,834           6,901           11,746            14,838
   Other                                                          5,824           5,452           11,647            11,099
                                                               --------        --------         --------          --------
      Total interest expense                                     11,658          12,353           23,393            25,937
                                                               --------        --------         --------          --------

      Net interest income                                        23,441          21,058           45,842            41,547
 Provision for loan losses                                          351             502              799               953
                                                               --------        --------         --------          --------
      Net interest income after provision for
         loan losses                                             23,090          20,556           45,043            40,594
                                                               --------        --------         --------          --------

 Other income:
   Fees and service charges                                       3,495           3,286            6,879             6,437
   Insurance commissions and fees                                   884             612            1,606             1,182
   Income from real estate operations                                88              33              257                85
   Gain on sale of mortgage loans                                   669           1,118            1,410             2,432
   Gain on sale of equity securities                                307             305              619               610
   Gain on sale of debt securities                                  248             ---              248               ---
   Other                                                             10               1                5                 7
                                                               --------        --------         --------          --------
      Total other income                                          5,701           5,355           11,024            10,753
                                                               --------        --------         --------          --------

 Other expenses:
   Compensation and employee benefits                             7,343           6,238           14,353            12,263
   Occupancy                                                      1,705           1,477            3,336             2,913
   Data processing services                                         905             784            1,742             1,480
   Advertising and promotion                                        382             387              725               731
   Other                                                          1,923           1,656            3,693             3,353
                                                               --------        --------         --------          --------
      Total other expense                                        12,258          10,542           23,849            20,740
                                                               --------        --------         --------          --------

 Income before income taxes                                      16,533          15,369           32,218            30,607
 Income tax expense                                               6,462           6,024           12,599            11,986
                                                               --------        --------         --------          --------
      Net income                                               $ 10,071          $9,345         $ 19,619          $ 18,621
                                                               ========        ========         ========          ========

 Net income per share
      Basic                                                    $   0.45        $   0.41         $   0.87            $ 0.82
                                                               ========        ========         ========          ========
      Diluted                                                  $   0.44        $   0.40         $   0.85            $ 0.80
                                                               ========        ========         ========          ========

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                          Six months ended
                                                                                              March 31,
                                                                                              ---------
                                                                                     2004                 2003
                                                                                     ----                 ----
    Cash provided by operating activities:
        Net income                                                             $   19,619            $   18,621
        Adjustments to reconcile net income to net cash provided
            by operating activities:
            Gain on sale of equity securities available for sale                     (619)                 (610)
            Gain on sale of debt securities available for sale                        (59)                  ---
            Gain on sale of mortgage-backed securities                               (189)                  ---
            Loss (gain) on sale of premises and equipment                               3                    (1)
            Gain on sale of real estate owned                                        (172)                  (10)
            Gain on sale of mortgage loans                                         (1,410)               (2,432)
            Provision for loan losses                                                 799                   953
            Depreciation and amortization                                             508                   613
            Deferred income tax expense                                               (49)                 (486)
            Originations of loans held for sale                                   (53,480)              (75,186)
            Proceeds from sale of loans held for sale                              54,722                82,320
            Increase in deferred loan fees and costs                                3,171                 3,191
            Increase in accrued interest receivable                                  (205)                 (562)
            Increase in other assets                                                 (890)                 (179)
            Decrease in income taxes payable                                         (427)                 (166)
            Increase (decrease) in other liabilities                                    4                  (354)
                                                                               ----------            ----------
              Net cash provided by operating activities                            21,326                25,712
                                                                               ----------            ----------


    Cash used in investing activities:
        Net increase in loans                                                    (102,634)              (26,348)
        Purchase of mortgage-backed securities                                   (234,691)              (10,275)
        Proceeds from principal repayments of mortgage-backed securities           35,919                48,978
        Proceeds from sale of mortgage-backed securities                            5,178                   ---
        Proceeds from maturities and calls of investment securities held
            to maturity                                                            30,000                   ---
        Purchase of investment securities held to maturity                            ---               (20,243)
        Proceeds from maturities and calls of investment securities
            available for sale                                                     60,000                   ---
        Proceeds from sale of investment securities available for sale             51,055                 1,375
        Purchase of investment securities available for sale                      (20,000)             (150,373)
        Proceeds from sale of real estate owned                                       334                   217
        Purchase of premises and equipment                                         (3,688)               (1,727)
        Proceeds from sale of premises and equipment                                   41                    51
        FHLB stock, net                                                            (2,550)                  500
        Purchase of insurance agency                                                  ---                  (591)
                                                                               ----------            ----------
            Net cash used in investing activities                                (181,036)             (158,436)
                                                                               ----------            ----------

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                          Six months ended
                                                                                              March 31,
                                                                                              ---------
                                                                                     2004                 2003
                                                                                     ----                 ----

    Cash provided by financing activities:
        Net increase in deposits                                               $  140,889               103,164
        Net proceeds from short-term borrowings                                    25,000               (15,000)
        Repayments of long-term debt                                                  (44)                  (20)
        Net proceeds from long-term debt                                           25,000                   ---
        Decrease in advance payments by borrowers for taxes
            and insurance                                                         (11,331)              (11,195)
        Dividends paid                                                             (6,884)               (5,462)
        Common stock options exercised                                              1,127                   945
        Purchase of treasury stock                                                 (3,414)               (2,974)
                                                                               ----------            ----------
            Net cash provided by financing activities                             170,343                69,458
                                                                               ----------            ----------

            Net increase (decrease) in cash and cash equivalents                   10,633               (63,266)
    Cash and cash equivalents - beginning of period                                59,694               147,141
                                                                               ----------            ----------
    Cash and cash equivalents - end of period                                  $   70,327            $   83,875
                                                                               ==========            ==========


    Supplemental disclosures:
        Cash paid for:
            Interest                                                           $   23,326            $   26,021
            Taxes                                                                  13,075                12,791
        Noncash investing and financing activities:
            Additions to real estate acquired in settlement of loans
              through foreclosure                                                      85                   195
            Sale of real estate owned financed by the Company                         227                   ---
            Tax benefit of stock plans credited to capital                            449                   304
            Change in unrealized gain on securities available for sale             (1,618)                1,531
            Change in deferred taxes related to securities available for
              sale                                                                    625                  (590)
            Distribution of RRP shares                                                 56                    55
            Transfer to short-term borrowings from long-term debt                   5,750                   ---
            Note payable issued to purchase premises                                  ---                   900
            Adjustment to goodwill for tax benefit related to insurance
              agency purchase                                                         128                   ---

    See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Certain amounts included in the March 31, 2003 consolidated financial statements have been reclassified in order to conform to the March 31, 2004 presentation.

At March 31, 2004, the Company had stock option plans for the benefit of directors, officers and other employees of the Company. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Accordingly, no compensation cost has been recognized for the stock plans, since stock option exercise prices are equal to market price at dates of grant.

Had compensation cost for the Company's stock-based compensation plans been determined in accordance with the fair value based method in Financial Accounting Standards Board (FASB) Statement No. 123 "Accounting for Stock Based Compensation", the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                       Three months ended                Six months ended
                                                           March 31,                         March 31,
                                                          ---------                         ---------
                                                     2004            2003             2004             2003
                                                     ----            ----             ----             ----
                                                          (In thousands except per share data)

Net income - As reported                           $ 10,071        $ 9,345          $ 19,619         $ 18,621
  Less: total stock-based employee
      compensation expense determined under
      fair value based method for all
      awards, net of related tax                       (102)          (342)             (194)            (683)
                                                   --------        -------          --------         --------
Pro forma net income                               $  9,969        $ 9,003          $ 19,425         $ 17,938
                                                   ========        =======          ========         ========

Net income per share - basic
  As reported                                      $   0.45        $  0.41          $   0.87         $   0.82
  Pro forma                                            0.44           0.40              0.86             0.79
Net income per share - diluted
  As reported                                          0.44           0.40              0.85             0.80
  Pro forma                                            0.43           0.39              0.84             0.77

(2)     NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six months ended March 31, 2004 and 2003. Adjustments have been made, where material, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.

                                                         Three months ended                          Six months ended
                                                             March 31,                                  March 31,
                                                             ---------                                  ---------
                                                      2004                 2003                 2004                  2003
                                                      ----                 ----                 ----                  ----

Net income                                        $ 10,070,675         $ 9,345,104          $ 19,619,441           $18,620,510
                                                  ============         ===========          ============           ===========

Weighted average common shares outstanding:
    Shares outstanding                              23,612,989          23,610,465            23,577,759            23,624,475
    Less weighted average
     uncommitted ESOP shares                          (971,728)         (1,041,566)             (973,239)           (1,050,298)
                                                  ------------         -----------          ------------           -----------
     Total                                          22,641,261          22,568,899            22,604,520            22,574,177
                                                  ============         ===========          ============           ===========

Basic net income per share                        $       0.45         $      0.41          $       0.87           $      0.82
                                                  ============         ===========          ============           ===========

Weighted average common shares
     outstanding                                    22,641,261          22,568,899            22,604,520            22,574,177
Additional dilutive shares related to
     stock options                                     580,082             612,365               578,957               580,337
                                                  ------------         -----------          ------------           -----------
Total weighted average common shares
     and equivalents outstanding for
     diluted earnings per share computation         23,221,343          23,181,264            23,183,477            23,154,514
                                                  ============         ===========          ============           ===========

Diluted net income per share                      $       0.44         $      0.40          $       0.85           $      0.80
                                                  ============         ===========          ============           ===========

Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

(3)     INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities at March 31, 2004 are as follows:

                                                                              Gross          Gross         Estimated
                                                        Amortized           unrealized     unrealized        market
                                                           cost               gains          losses          value
                                                           ----               -----          ------          -----
                                                                                  (In thousands)
Available for sale:
    FHLB notes                                          $ 100,207           $     711      $     ---       $ 100,918
    FNMA notes                                             30,029                 293            ---          30,322
    FFCB notes                                             20,185                  79            ---          20,264
                                                        ---------           ---------      ---------       ---------
                                                          150,421               1,083            ---         151,504
    Equity securities                                       1,258               1,525            ---           2,783
                                                        ---------           ---------      ---------       ---------
                                                          151,679               2,608            ---         154,287
                                                        ---------           ---------      ---------       ---------
Held to maturity:
    FHLMC notes                                            19,979                  38            ---          20,017
    Municipal securities                                      440                  45            ---             485
                                                        ---------           ---------      ---------       ---------
                                                           20,419                  83            ---          20,502
                                                        ---------           ---------      ---------       ---------

    FHLMC mortgage-backed securities                      269,953               3,194            276         272,871
    FNMA mortgage-backed securities                       231,382               3,248            141         234,489
                                                        ---------           ---------      ---------       ---------
                                                          501,335               6,442            417         507,360
                                                        ---------           ---------      ---------       ---------
                                                        $ 673,433           $   9,133      $     417       $ 682,149
                                                        =========           =========      =========       =========

The amortized cost and estimated market value of investment and mortgage-backed securities at September 30, 2003 are as follows:
                                                                              Gross          Gross         Estimated
                                                        Amortized           unrealized     unrealized       market
                                                           cost               gains          losses         value
                                                           ----               -----          ------          -----
                                                                                  (In thousands)

Available for sale:
   FHLB notes                                           $ 170,404           $   1,478      $     ---       $ 171,882
   FNMA notes                                              60,039                 380             88          60,331
   FFCB note                                               10,296                  42            ---          10,338
                                                        ---------           ---------      ---------       ---------
                                                          240,739               1,900             88         242,551
   Equity securities                                        1,554               2,414            ---           3,968
                                                        ---------           ---------      ---------       ---------
                                                          242,293               4,314             88         246,519
                                                        ---------           ---------      ---------       ---------
Held to maturity:
   FHLB notes                                              30,000                 128            ---          30,128
   FHLMC notes                                             19,975                 166            ---          20,141
   Municipal securities                                       441                  43            ---             484
                                                        ---------           ---------      ---------       ---------
                                                           50,416                 337            ---          50,753
                                                        ---------           ---------      ---------       ---------

   FHLMC mortgage-backed securities                       138,884               1,911          1,237         139,558
   FNMA mortgage-backed securities                        169,191               2,200          1,027         170,364
                                                        ---------           ---------      ---------       ---------
                                                          308,075               4,111          2,264         309,922
                                                        ---------           ---------      ---------       ---------
                                                        $ 600,784           $   8,762      $   2,352       $ 607,194
                                                        =========           =========      =========       =========

The amortized cost and estimated market value of debt securities at March 31, 2004 and September 30, 2003 by contractual maturity are shown below. Actual maturities of investment securities may be substantially shorter than contractual maturities because issuers may have the right to call obligations without penalties. The average expected life of mortgage-backed securities may be substantially shorter than contractual maturity because borrowers may prepay or payoff underlying mortgages with or without prepayment penalties.


                                                     March 31, 2004                September 30, 2003
                                                     --------------                ------------------
                                                                Estimated                          Estimated
                                               Amortized          market        Amortized            market
                                                 cost             value           cost               value
                                                 ----             -----           ----               -----
                                                                        (In thousands)
Investment securities:
Available for sale:
    Due in one year or less                    $  30,195        $  30,291        $  50,044         $  50,535
    Due in one to five years                     120,226          121,213          190,695           192,016
                                               ---------        ---------        ---------         ---------
                                                 150,421          151,504          240,739           242,551
                                               ---------        ---------        ---------         ---------
Held to maturity:
    Due in one year or less                          156              156              ---               ---
    Due in one to five years                      20,063           20,104           50,216            50,513
    Due in five to ten years                         200              242              200               240
                                               ---------        ---------        ---------         ---------
                                                  20,419           20,502           50,416            50,753
                                               ---------        ---------        ---------         ---------
Mortgage-backed securities:
Held to maturity:
    Due in one year or less                        1,073            1,080            1,056             1,072
    Due in one to five years                      48,858           49,298           42,635            42,827
    Due in five to ten years                     412,060          415,433          197,233           195,804
    Due after ten years                           39,344           41,549           67,151            70,219
                                               ---------        ---------        ---------         ---------
                                                 501,335          507,360          308,075           309,922
                                               ---------        ---------        ---------         ---------
                                               $ 672,175        $ 679,366        $ 599,230         $ 603,226
                                               =========        =========        =========         =========

As of March 31, 2004, the Company had pledged mortgage-backed securities with a market value of $26,599,000 and a carrying value of $25,178,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $2,119,000 and a carrying value of $1,992,000 to collateralize treasury, tax and loan accounts as of March 31, 2004.

There were no continuous unrealized losses for twelve months or more as of March 31, 2004 and September 30, 2003. During the quarter ended March 31, 2004, the Company recognized gain of approximately $189,000 on the sale of numerous small balance mortgage-backed securities where more than 85% of the principal had been repaid.

 (4)    LOANS

      Loans are summarized below:

                                                         March 31,          September 30,
                                                          2004                 2003
                                                          ----                 ----
                                                                (In thousands)
      Mortgage loans:
       Construction 1-4 family                        $   246,354           $   190,315
       Permanent 1-4 family                             1,008,475             1,014,405
       Multi-family                                        16,569                19,754
       Nonresidential                                     215,486               181,752
       Land                                               145,952               126,950
                                                      -----------           -----------
           Total mortgage loans                         1,632,836             1,533,176
                                                      -----------           -----------

      Other loans:
       Commercial                                          61,159                56,268
       Home improvement                                    31,031                26,442
       Manufactured housing                                19,953                17,849
       Other consumer                                     137,846               126,770
                                                      -----------           -----------
           Total other loans                              249,989               227,329
                                                      -----------           -----------
           Total loans                                  1,882,825             1,760,505
                                                      ------------          -----------

      Less:
       Loans in process                                   144,047               124,427
       Net deferred loan fees and discounts                 8,574                 8,494
       Allowance for loan losses                           16,960                16,199
                                                      -----------           -----------
                                                          169,581               149,120
                                                      -----------           -----------
           Total loans, net                           $ 1,713,244           $ 1,611,385
                                                      ===========           ===========


An analysis of the allowance for loan losses follows:


                                                 Three months ended             Six months ended
                                                     March 31,                     March 31,
                                               2004           2003           2004           2003
                                               ----           ----           ----           ----
                                                                (In thousands)

       Beginning balance                     $ 16,614       $ 14,700       $ 16,199       $ 14,377
       Provision for loan losses                  351            502            799            953
       Charge-offs                                (13)           (37)           (54)          (176)
       Recoveries                                   8             27             16             38
                                             --------       --------       --------       --------
       Ending balance                        $ 16,960       $ 15,192       $ 16,960       $ 15,192
                                             ========       ========       ========       ========


The allowance for loan losses was $16,960,000 and $16,199,000 at March 31, 2004 and September 30, 2003, respectively. The Company evaluates impaired loans based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral dependent loan. To the extent that an impaired loan's value is less than the loan's recorded investment, a specific allowance is recorded. There were no specific allowances recorded at March 31, 2004 and September 30, 2003.

The investment in impaired loans (primarily consisting of classified loans), other than those evaluated collectively for impairment, was $5,891,000 and $6,259,000 at March 31, 2004 and September 30, 2003 respectively.

At March 31, 2004 and September 30, 2003, loans with unpaid principal balances of approximately $1,918,000 and $2,215,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of March 31, 2004 and September 30, 2003, approximately $1,319,000 and $1,638,000, respectively, of loans 90 days or more contractually delinquent were in the process of foreclosure.


(5)     COMPREHENSIVE INCOME

The following table sets forth the components of the Company's comprehensive income:

                                                                Three months ended             Six months ended
                                                                    March 31,                     March 31,
                                                                    ---------                     ---------
                                                               2004           2003           2004           2003
                                                               ----           ----           ----           ----
                                                                                 (In thousands)
Net income                                                    $ 10,071      $  9,345       $ 19,619       $ 18,621

Other comprehensive income, net of tax:

Change in unrealized gain on securities  available for sale
   (net of deferred tax of  $40  and  $196  for  the  three
   months  ended  March  31,  2004  and  2003, respectively,
   and $625 and $590 for the six  months  ended  March 31,
   2004 and 2003, respectively)                                    (63)          312           (993)           941
                                                              --------      --------       --------       --------

Comprehensive income                                          $ 10,008      $  9,657       $ 18,626       $ 19,562
                                                              ========      ========       ========       ========

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

The Company recognized gains on sales of mortgage loans of $669,000 and $1,118,000, respectively, for the three months ended March 31, 2004 and 2003. For the six months ended March 31, 2004 and 2003, the Company recognized gains on sale of mortgage loans of $1,410,000 and $2,432,000, respectively.

The Company receives fees for servicing activities on loans it has sold. These activities include, but are not limited to, collecting principal, interest and escrow payments from borrowers; paying taxes and insurance from escrowed funds; monitoring delinquencies; and accounting for and remitting principal and interest payments. To the extent that the servicing fees exceed or do not provide adequate compensation for the services provided, the Company records a servicing asset or liability for the fair value of the servicing retained. Currently, the servicing fees retained by the Company are just adequate to compensate the Company for the servicing responsibilities. As of March 31, 2004, no servicing assets and/or liabilities were recognized.

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

Overview

The Company owns 100% of the common stock of Harbor Federal Savings Bank ("the Bank"), a federal savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC). The Bank provides a wide range of banking and related insurance services but is principally engaged in the business of attracting deposits predominately from the communities it serves and using these and other funds to originate primarily one-to-four family first mortgage loans. The Company's results of operations are highly dependent on net interest income. Net interest income is a function of the balances of loans and investments ("interest-bearing assets") outstanding in any one period, the yields earned on such loans and investments, and the interest incurred on deposits and borrowed funds ("interest-bearing liabilities") that were outstanding in that same period. The Company's noninterest income consists primarily of fees and service charges, insurance commissions, gains on sale of mortgage loans, gains on sale of securities, gains on sale of premises and equipment and, depending on the period, real estate operations which have either provided income or loss. The results of operations are also significantly impacted by the amount of provisions for loan losses, which, in turn, is dependent upon, among other things, the size and makeup of the loan portfolio, loan quality, and other credit trends. The noninterest expenses consist primarily of employee compensation and benefits, occupancy expense and data processing services. Results of operations are affected by general economic and competitive conditions, including changes in prevailing interest rates and the policies of regulatory agencies.

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

Critical Accounting Policies

The determination of the allowance for loan losses is considered by management to be a critical accounting policy and is based upon estimates made by management. Critical accounting policies are defined as policies which are material to the portrayal of the Company's financial condition and results of operations, and require management's most difficult, subjective, or complex judgements. The Company's financial results could differ significantly if different judgements or estimates are applied in the application of these policies.

The allowance for loan losses was $16,960,000 and $16,199,000 at March 31, 2004 and September 30, 2003, respectively. Impaired loans (primarily consisting of classified loans), other than those evaluated collectively for impairment, were $5,891,000 and $6,259,000 at March 31, 2004 and September 30, 2003,
respectively. The Company evaluates impaired loans based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral dependant loan. To the extent that an impaired loan's value is less than the loan's recorded investment, a specific allowance is recorded. There were no specific allowances recorded at March 31, 2004 and September 30, 2003.

Results of Operations

Comparisons of quarterly results of operations in this section are between the three months ended March 31, 2004 and March 31, 2003. Comparison of fiscal year to date results is between the six months then ended.

General. Diluted earnings per share for the second fiscal quarter ended March 31, 2004, increased 10.0% to 44 cents per share on net income of $10.1 million, compared to 40 cents per share on net income of $9.3 million for the same period last year. Diluted earnings per share for the six months ended March 31, 2004, increased 6.3% to 85 cents per share on net income of $19.6 million, compared to 80 cents per share on net income of $18.6 million for the same period last year. The increase for both the three and six month periods was due primarily to an increase in net interest income resulting from an increase in average interest-earning assets due to purchases of mortgage-backed securities and origination of loans. This growth was funded with low cost core deposits and FHLB advances. The increase in net interest income was partially offset by a decrease in gain on sale of mortgage loans and an increase in other expenses.

Net Interest Income. Net interest income increased 11.3% to $23.4 million for the quarter ended March 31, 2004, from $21.1 million for the same period last year. For the six months ended March 31, 2004, net interest income increased 10.3% to $45.8 million from $41.5 million for the same period last year. The increase for three and six month periods was due primarily to a 15.1% and 14.0% increase, respectively, in average interest-earning assets that were funded primarily with low cost, core deposits and FHLB advances. The average balance of mortgage-backed securities for the quarter ended March 31, 2004 increased $306.7 million from the quarter ended March 31, 2003, partially offset by a decrease of $66.6 million in investment securities and $50.4 million in interest-bearing deposits in other banks.

The Company's investment strategy has been to shift the securities portfolio from lower yielding, shorter term investment securities into higher yielding balloon mortgage-backed securities, with expected average lives in the three to four year range. Total loans increased by $122.2 million. The average balance of core deposits increased by $204.5 million and FHLB advances increased by $93.5 million. The average deposit composition changed to 49.9% and 50.1% of core deposits and certificate accounts, respectively, for the three months ended
March 31, 2004 from 42.9% and 57.1%, respectively, for the same period last year.

The average balance of mortgage-backed securities for the six months ended March 31, 2004 increased $238.4 million from the six months ended March 31, 2003, partially offset by a decrease of $60.7 million in interest-bearing deposits in other banks. Average total loans increased by $103.3 million. The average balance of core deposits increased by $189.1 million and FHLB advances increased by $79.9 million. The average balance of core deposits increased to 49.0% of total average deposits for the six months ended March 31, 2004 from 42.4% for the same period last year.

The net interest margin decreased to 3.94% for the six months ended March 31, 2004, from 4.06% for the same period last year due primarily to the yield on interest-earning assets decreasing more than the cost of interest-bearing liabilities in the declining interest rate environment.

Provision for Loan Losses. The determination of the allowance for loan losses is considered by management to be a critical accounting policy and is based upon estimates made by management.

The provision for loan losses was $351,000 for the quarter ended March 31, 2004, compared to $502,000 for the same period last year. The provision for the quarters ended March 31, 2004 and 2003 was principally comprised of a charge of $500,000 and $518,000, respectively, due to increased credit risk resulting from growth in the loan portfolio, primarily commercial real estate loans, partially offset by a decrease of $155,000 and $27,000, respectively, due to changes in the level of classified loans.

For the six months ended March 31, 2004, the provision for loan losses was $799,000 compared to $953,000 for the same period last year. The provision for the six months ended March 31, 2004 was principally comprised of a charge of $849,000, due to increased credit risk resulting from growth in the loan portfolio, primarily commercial real estate loans, partially offset by a decrease in the level of classified loans. The provision for the six months ended March 31, 2003 was principally comprised of a charge of $770,000 due to increased credit risk resulting from growth in the loan portfolio, primarily commercial real estate loans, $138,000 in net charge offs, and $45,000 due to changes in the level of classified loans.

Nonperforming loans decreased to $1.9 million at March 31, 2004 from $2.6 million at March 31, 2003. The ratio of the allowance for loan losses to total nonperforming loans increased to 884.36% at March 31, 2004 from 585.61% at March 31, 2003. The ratio of the allowance for loan losses to total net loans decreased to .99% of loans as of March 31, 2004, from 1.01% of total net loans for the same period last year.

There were no significant changes in the estimation methods or fundamental assumptions used in the calculation of the allowance for loan losses at March 31, 2004, compared to September 30, 2003. Furthermore, there was no reallocation of the allowance from September 30, 2003. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Other Income. Other income increased to $5.7 million for the quarter ended March 31, 2004, from $5.4 million for the same period last year. The increase was due primarily to increases of $272,000 in insurance commissions and fees, $248,000 in gain on sale of debt securities, and $209,000 in other fees and service charges, partially offset by a decrease of $449,000 in gain on sale of mortgage loans.

Insurance commissions and fees were $884,000 and $612,000 for the three months ended March 31, 2004 and 2003, respectively. This increase was due primarily to increased sales, primarily resulting from the purchase of an additional insurance agency in March 2003. The gain on sale of debt securities was primarily due to the sale of numerous small-dollar mortgage-backed securities where a substantial portion of the principal had been repaid. Fees and service charges (primarily from fees and service charges on deposit products) were $3.5 million and $3.3 million for the quarters ended March 31, 2004 and 2003, respectively. This increase was due primarily to the growth in transaction accounts. Gain on the sale of mortgage loans was $669,000 and $1.1 million for the quarters ended March 31, 2004 and 2003, respectively. This decrease was due primarily to a decline in the originations of fixed rate residential one-to-four family mortgage loans available for sale as a result of a change in customer preference to adjustable rate loans. Total fixed rate residential loan originations decreased by $14.5 million; however, adjustable rate loan originations increased by $32.2 million compared to the same period last year. The Company sells loans in order to reduce interest rate risk by limiting the growth of long term fixed rate loans in the portfolio.

Other income increased to $11.0 million for the six months ended March 31, 2004, compared to $10.8 million for the same period last year. This increase was due primarily to increases of $442,000 in fees and service charges, $424,000 in insurance commission and fees, $248,000 in gain on sale of debt securities, and $172,000 in income from real estate operations, partially offset by a decrease of $1.0 million in gain on sale of mortgage loans, principally residential fixed rate mortgage loans. Fees and service charges (primarily from fees and service charges on deposit products) were $6.9 million and $6.4 million for the six months ended March 31, 2004 and 2003, respectively. This increase was due primarily to the growth in transaction accounts. Insurance commissions and fees were $1.6 million and $1.2 million for the six months ended March 31, 2004 and 2003, respectively. This increase was due primarily to increased sales, primarily resulting from the purchase of an additional insurance agency in March 2003. The gain on sale of debt securities was primarily due to the sale of numerous small-dollar mortgage-backed securities where a substantial portion of the principal had been repaid. Income from real estate operations were $257,000 and $85,000 for the six months ended March 31, 2004 and 2003. This increase was due primarily to gains on sales of real estate acquired in settlement of loans through foreclosure. Gain on sale of mortgage loans was $1.4 million and $2.4 million for the six months ended March 31, 2004 and 2003, respectively. This decrease was due primarily to a decline in the originations of fixed rate residential one-to-four family mortgage loans available for sale as a result of a change in customer preference to adjustable rate loans. Total fixed rate residential loan originations decreased by $36.7 million; however, adjustable rate loan originations increased by $50.9 million compared to the same period last year. The Company sells loans in order to reduce interest rate risk by limiting the growth of long term fixed rate loans in the portfolio.

Other Expenses. Other expenses increased to $12.3 million for the quarter ended March 31, 2004, from $10.5 million for the same period last year, due primarily to increases of $1.1 million in compensation and benefits, $267,000 in other expenses, $228,000 in occupancy expense, and $121,000 in data processing services. The increase in compensation and benefits was due primarily to annual salary increases, additional staff required to support the growth in loans and deposits and contributions to the defined benefit plan. The increase in occupancy expense was primarily due to expenses incurred in closing the West Melbourne branch in the Wal-Mart Supercenter and growth in branch operations. The increases in other expenses and data processing services were due primarily to increases resulting from the growth in loans and deposits.

For the six months ended March 31, 2004, other expenses increased to $23.8 million compared to $20.7 million for the same period last year. This increase was due primarily to increases of $2.1 million in compensation and benefits, $423,000 in occupancy expense, $262,000 in data processing services, and $340,000 in other expenses. The increase in compensation and benefits was due primarily to annual salary increases, additional staff required to support the growth in loans and deposits, and contributions to the defined benefit plan. The increase in occupancy expense was due primarily to an increase in data processing equipment expense and expenses incurred in closing the West Melbourne branch in the Wal-Mart Supercenter. The increases in data processing services and other expenses were due primarily to increases resulting from the growth in loans and deposits.

The Company has a non-contributory defined benefit pension plan (the "Plan") covering all full-time employees who were hired before January 1, 2003 and have attained one year of service and 21 years of age. The Plan is part of a multi-employer plan and separate actuarial evaluations are not made for each employer nor are plan assets so segregated. As a result of the decline in market value of the investments held in the Plan, the Company, based on actuarial calculations, currently expects to be required to increase its pension contribution to approximately $1.2 million for fiscal year 2004. The Company has elected to freeze the Plan effective June 30, 2004 and, as a result, expects to be required to contribute approximately $500,000 for fiscal year 2005. The Company recorded pension expense of approximately $647,000 and $210,000 for the six months ended March 31, 2004 and 2003, respectively.

Income Taxes. Income tax expense increased to $6.5 million for the quarter ended March 31, 2004, from $6.0 million for the same period last year due primarily to an increase in pretax accounting income. The effective tax rates were 39.1% and 39.2% for the quarters ended March 31, 2004 and 2003, respectively.

For the six months ended March 31, 2004, income tax expense increased to $12.6 million from $12.0 million for the same period last year due primarily to an increase in pretax accounting income. The effective tax rates were 39.1% and 39.2% for the six months ended March 31, 2004 and 2003, respectively.

Financial Condition

Comparisons of financial condition in this section are from the end of the preceding fiscal year to March 31, 2004.

Total assets increased to $2.541 billion at March 31, 2004, from $2.352 billion at the fiscal year ended September 30, 2003. The increase is due primarily to an increase in mortgage-backed securities and loans, partially offset by a decrease in investment securities.

Investment securities available for sale decreased to $154.3 million at March 31, 2004, from $246.5 million at September 30, 2003. The decrease is due primarily to maturities and calls of $60.0 million, sales of $51.1 million, partially offset by purchases of $20.0 million.

Investment securities held to maturity decreased to $20.4 million at March 31, 2004 from $50.4 million at September 30, 2003. The decrease is due primarily to maturities and calls of $30.0 million.

Mortgage-backed securities increased to $501.3 million at March 31, 2004, from $308.1 million at September 30, 2003. The increase is due primarily to purchases of $234.7 million of 5 and 7 year fixed-rate balloon securities, partially offset by repayments of $35.9 million. The purchases were funded with proceeds from maturities and calls of investment securities and excess cash provided by the net increase in deposits. The Company's investment strategy has been to shift the portfolio from lower yielding, shorter term investment securities into higher yielding balloon mortgage-backed securities, with expected average lives in the three to four year range. These securities will provide future monthly principal and interest repayment cash flow to fund loan growth or other investment alternatives.

Net loans increased to $1.713 billion at March 31, 2004, from $1.611 billion at September 30, 2003. The increase is due primarily to loan disbursements of $433.0 million, partially offset by repayments of $277.7 million, and sales of mortgage loans of $53.3 million, primarily residential one-to-four family fixed-rate mortgage loans. The increase in net loans for the six months is due primarily to a net increase of $29.8 million in residential one-to-four mortgage loans, $18.8 million in land loans, $34.8 million in nonresidential mortgage loans, and $17.8 million in consumer loans.

Deposits increased to $1.691 billion at March 31, 2004, from $1.550 billion at September 30, 2003. The increase is due primarily to a net increase in deposits before interest credited of $126.2 million and interest credited of $14.7 million. The increase in deposits for the six months is due primarily to a net increase of $131.1 million in core deposits, and $9.8 million in certificate accounts. This change reflects the Company's emphasis on growing transaction accounts, the customer's preference for shorter-term investments in a low interest rate environment and growth in the Company's market area.

FHLB advances increased to $553.5 million from $503.5 million at March 31, 2004, from September 30, 2003. The increase was due to $25.0 million in daily rate advances and $25.0 million of new long-term fixed rate convertible advances, callable quarterly, maturing in 2009. These advances were taken in order to fund the purchase of mortgage-backed securities and other daily cash needs.

Stockholders' equity increased to $273.2 million at March 31, 2004, from $261.9 million at September 30, 2003. The increase is due primarily to $19.6 million of earnings for the six months partially offset by $6.9 million of dividends paid and the repurchase of $3.4 million of Company common stock to be held as treasury stock. During the six months, the Company repurchased 120,381 shares at an average price of $28.37 per share to be held as treasury stock in accordance with the Company's stock repurchase program.

At March 31, 2004, the Bank exceeded all regulatory capital requirements as follows:

                                          Required                            Actual                  Excess of
                                          --------                            ------                 Actual Over
                                                   % of                              % of            Regulatory
                                    Amount        Assets           Amount           Assets          Requirements
                                    ------         ------          ------           ------          ------------
                                                                     (Dollars in thousands)

Tangible Capital                  $ 38,009         1.50%         $ 251,501            9.93%           $ 213,492
Core Capital                        76,019         3.00%           251,501            9.93%             175,482
Risk-Based Capital                 109,576         8.00%           267,756           19.55%             158,180


Cash Flow

The Bank's primary sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds from operations. The Bank will consider increasing its borrowings from the Federal Home Loan Bank (FHLB) from time to time as an alternative to increasing deposit account interest rates. In addition, the Bank holds unpledged fixed and adjustable rate mortgage-backed securities totaling $474.2 million at March 31, 2004 that could be used as collateral under repurchase transactions with securities dealers. Repurchase transactions serve as secured borrowings and provide a source of short-term liquidity for the Bank.

At March 31, 2004, the Bank had $825.5 million or 48.8% of the Bank's deposits in certificate accounts. Based on past experience, management believes that a substantial percentage of these certificates will be renewed at maturity, although there can be no assurance that this will occur. The Bank would use borrowings from the FHLB or repurchase transactions with securities dealers if replacement funding was needed as a result of maturing certificate accounts.

Net cash provided by the Company's operating activities (i.e. cash items affecting net income) was $21.3 million and $25.7 million for the six months ended March 31, 2004 and 2003, respectively.

Net cash used by the Company's investing activities (i.e. cash used primarily from its investment securities, mortgage-backed securities and loan portfolios) was $181.0 million and $158.4 million for the six months ended March 31, 2004 and 2003, respectively. The increase in cash used in 2004 was principally due to an increase of $224.4 million in the purchase of mortgage-backed securities, an increase of $76.3 million in the net increase in loans, a $13.1 million decrease in repayments of mortgage-backed securities, offset by a decrease of $150.6 million in the purchase of investment securities and a $139.7 million increase in proceeds from sales, maturities and calls of investment securities.

Net cash provided by the Company's financing activities (i.e. cash receipts primarily from net increases (decreases) in deposits and net FHLB advances) was $170.3 million and $69.5 million for the six months ended March 31, 2004 and 2003, respectively. The increase in cash flows in 2004 was primarily due to a $40.0 million increase in proceeds from short-term borrowings, $37.7 million increase in the net increase in deposits, and $25.0 million increase in net proceeds from long-term debt.

CONTRACTURAL OBLIGATIONS

The following table shows the aggregated amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

                                                  One               Three             More
                                Within           through           through            than
                               one year        three years        five years       five years           Total
                               --------        -----------        ----------       ----------           -----
                                                               (In thousands)

FHLB advances                  $ 55,000          $ 13,000         $ 170,000         $ 315,502         $ 553,502
Operating leases                    317               284               170             1,247             2,018
Purchase obligations              6,427             2,162               137                 5             8,731
                               --------          --------         ---------         ---------         ---------
Total                          $ 61,744          $ 15,446         $ 170,307         $ 316,754         $ 564,251
                               ========          ========         =========         =========         =========


The Company also expects to contribute an additional $570,000 for fiscal year 2004 and $500,000 for fiscal year 2005 for its non-contributory defined benefit pension plan. The Company also has an unfunded supplemental executive retirement plan for the benefit of Michael J. Brown, Sr. The liability related to this plan was $1.1 million as of March 31, 2004.

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

The following table sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated:

                                                        March 31,          September 30,
                                                           2004                 2003
                                                           ----                 ----
                                                             (Dollars in thousands)
Nonaccrual mortgage loans:
    Delinquent less than 90 days                         $   ---               $   209
    Delinquent 90 days or more                             1,373                 1,609
                                                         -------               -------
      Total                                                1,373                 1,818
                                                         -------               -------
Nonaccrual other loans:
    Delinquent less than 90 days                         $    44               $   ---
    Delinquent 90 days or more                               501                   397
                                                         -------               -------
      Total                                                  545                   397
                                                         -------               -------
Total nonperforming loans                                  1,918                 2,215
Real estate owned, net of related allowance                  602                   906
                                                         -------               -------
Total nonperforming assets                               $ 2,520               $ 3,121
                                                         =======               =======

Nonperforming loans to total net loans                       .11%                  .14%
Total nonperforming assets to total assets                   .10%                  .13%
Allowance for loan losses to total net loans                 .99%                 1.01%
Allowance for loan losses to nonperforming loans          884.36%               731.34%
Allowance for loan losses to classified loans             291.31%               245.86%

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

Item 4. Controls and Procedures.

Based on their evaluation, the Company's Chief Executive Officer, Michael J. Brown, Sr. and Chief Financial Officer, H. Michael Callahan, have concluded the Company's disclosure controls and procedures are effective, as of March 31, 2004, to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. During the last fiscal quarter, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security-Holders.

An Annual Meeting of Stockholders of the Company was held January 23, 2004 for the purpose of considering and voting upon the following matters:

        1. Approval of the election of each of Directors Michael J. Brown, Sr., Richard B. Hellstrom and Larry Lee, Jr. to serve for a three-year term.
        2. To ratify the appointment by the Company's Board of Directors of the firm of KPMG LLP, Certified Public Accountants, as independent public accountants for the Company for the fiscal year ending September 30, 2004.

The following table sets forth the results as to each matter voted upon:

                                                                                                  BROKER
          PROPOSAL                   FOR            AGAINST        ABSTAIN      % APPROVED       NON-VOTES
          --------                   ---            -------        -------       ---------       ---------
No. 1
   Michael J. Brown, Sr           21,204,012         72,152            ---         99.7%               ---
   Richard B. Hellstrom           21,218,529         57,635            ---         99.7%               ---
   Larry Lee, Jr.                 21,154,616        121,548            ---         99.4%               ---
No. 2                             20,929,890        295,067         51,207         98.4%               ---


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

10(vi)         *1998 Stock Incentive Plan for Directors, Officer and
               Employees (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 26, 1998)

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

32.2 **Certification by H. Michael Callahan, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuan to
               Section 906 of the Sarbanes-Oxley Act of 2002.


*Incorporated by reference.
**Included with this report.

(b)     Reports on Form 8-K

On January 14, 2004, the Company furnished a Form 8K announcing its earnings for the first quarter of the 2004 fiscal year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        HARBOR FLORIDA BANCSHARES, INC.




Date:    May 13, 2004                                    /s/
                                       ----------------------------------------
                                       Michael J. Brown, Sr.
                                       President and Chief Executive Officer



Date:    May 13, 2004                                    /s/
                                       ----------------------------------------
                                       H. Michael Callahan
                                       Senior Vice President, Finance and
                                       Chief Financial Officer

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


         /s/
--------------------------
Michael J. Brown, Sr.
Chief Executive Officer
May 13, 2004

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



         /s/
------------------------
H. Michael Callahan
Chief Financial Officer
May 13, 2004

                                                                  EXHIBIT 32.1






                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Michael J. Brown, Sr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.







         /s/
-------------------------
Michael J. Brown, Sr.
Chief Executive Officer
May 13, 2004

                                                                 EXHIBIT 32.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Harbor Florida Bancshares,  Inc.
(the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
H. Michael Callahan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




         /s/
-------------------------
H. Michael Callahan
Chief Financial Officer
May 13, 2004