Form 10-Q
period 2004-06-30
HARBOR FLORIDA BANCSHARES INC
filed 2004-08-13
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q
(MarkOne)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: June 30, 2004
                                -------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from _________ to __________


                        Commission file number 000-22817

                         HARBOR FLORIDA BANCSHARES, INC
             (Exact name of registrant as specified in its charter)

     DELAWARE                                              65-0813766
     ---------                                      ---------------------
     (State or other jurisdiction                          (IRS employer
     of incorporation or organization)                  identification no.)

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                (Address of principal executive offices/ZIP code)

Registrant's telephone number, including area code     (772) 461-2414
                                                  -----------------------


     Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X ___ No ____


     As of July 20, 2004, there were 23,790,738 shares of the Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                Table of Contents

Part I.  Financial Information                                             Page


Item 1.    Financial Statements.

           Condensed Consolidated Statements of Financial Condition as of
           June 30, 2004 and September 30, 2003 (unaudited)....................2

           Condensed Consolidated Statements of Earnings for the three and nine months ended June 30, 2004 and 2003 (unaudited)................3

           Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2004 and 2003 (unaudited)............................4

           Notes to Condensed Consolidated Financial Statements.
           unaudited)..........................................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........21

Item 4.    Controls and Procedures............................................21


Part II. Other Information


Item 1.    Legal Proceedings..................................................21

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........21

Item 3.    Defaults Upon Senior Securities....................................21

Item 4.    Submission of Matters to a Vote of Security Holders................21

Item 5.    Other Information..................................................21

Item 6.    Index of Exhibits and Reports on Form 8-K..........................22

           Signature Page.....................................................24

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
      Condensed Consolidated Statements of Financial Condition (unaudited)
                                 (In thousands

                                                                June 30,            September 30,
                                                                  2004                   2003
                                                                  ----                  -----
Assets:
Cash and amounts due from depository institutions             $    61,109           $    55,262
Interest-bearing deposits in other banks                            5,528                 4,432
Investment securities held to maturity                                439                50,416
Investment securities available for sale                          139,089               246,519
Mortgage-backed securities held to maturity                       468,431               308,075
Loans held for sale                                                 3,716                 2,648
Loans, net                                                      1,832,279             1,611,385
Accrued interest receivable                                        10,485                10,108
Real estate owned                                                     333                   906
Premises and equipment, net                                        35,542                30,935
Federal Home Loan Bank stock                                       27,875                25,525
Goodwill                                                            3,591                 3,719
Other assets                                                        3,773                 2,141
                                                              -----------           -----------
         Total assets                                         $ 2,592,190           $ 2,352,071
                                                              ===========           ===========

Liabilities and Stockholders' Equity:
Liabilities:
   Deposits                                                   $ 1,739,670           $ 1,550,260
   Short-term borrowings                                           54,803                25,071
   Long-term debt                                                 490,497               479,295
   Advance payments by borrowers for taxes and insurance           20,312                25,523
   Income taxes payable                                             2,219                 2,246
   Other liabilities                                                6,873                 7,793
                                                              -----------           -----------
         Total liabilities                                      2,314,374             2,090,188
                                                              -----------           -----------

Stockholders' Equity:
   Preferred stock                                                    ---                   ---
   Common stock                                                     3,178                 3,163
   Paid-in capital                                                202,335               198,936
   Retained earnings                                              192,543               173,150
   Accumulated other comprehensive (loss) income, net                (769)                2,595
   Common stock purchased by:
     Employee stock ownership plan (ESOP)                          (9,428)               (9,952)
     Recognition and retention plan (RRP)                          (2,671)               (2,795)
   Treasury stock                                                (107,372)             (103,214)
                                                              -----------           -----------
         Total stockholders' equity                               277,816               261,883
                                                              -----------           -----------
         Total liabilities and stockholders' equity           $ 2,592,190           $ 2,352,071
                                                              ===========           ===========

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings (unaudited)
                      (In thousands except per share data)

                                                                Three months ended                    Nine months ended
                                                                     June 30,                            June 30,
                                                                     --------                            --------
                                                             2004               2003              2004              2003
                                                             ----               ----              ----              ----
   Interest income:
     Loans                                                $ 30,048            $ 29,028         $ 87,873          $ 87,254
     Investment securities                                   1,216               2,482            4,578             6,567
     Mortgage-backed securities                              4,726               1,938           12,719             6,604
     Other                                                      17                 127               72               635
                                                          --------            --------         --------          --------
         Total interest income                              36,007              33,575          105,242           101,060
                                                          --------            --------         --------          --------
   Interest expense:
     Deposits                                                5,815               6,390           17,561            21,228
     Borrowings and debt                                     5,834               5,479           17,481            16,578
                                                          --------            --------         --------          --------
         Total interest expense                             11,649              11,869           35,042            37,806
                                                          --------            --------         --------          --------

         Net interest income                                24,358              21,706           70,200            63,254
   Provision for loan losses                                   503                 659            1,302             1,612
                                                          --------            --------         --------          --------
         Net interest income after provision for
           loan losses                                      23,855              21,047           68,898            61,642
                                                          --------            --------         --------          --------

   Other income:
     Fees and service charges                                3,974               3,197           10,853             9,634
     Insurance commissions and fees                            923                 860            2,529             2,042
     Income from real estate operations                         47                  50              304               135
     Gain on sale of mortgage loans                            297               1,266            1,707             3,698
     Gain on sale of equity securities                       1,379                 389            1,998               999
     Gain on sale of debt securities                           ---                 ---              248               ---
     Gain (loss) on sale of premises and equipment             342                 (18)             334               (17)
     Other                                                       3                  10               16                15
                                                          --------            --------         --------          --------
         Total other income                                  6,965               5,754           17,989            16,506
                                                          --------            --------         --------          --------

   Other expenses:
     Compensation and employee benefits                      7,483               6,620           21,836            18,883
     Occupancy                                               1,773               1,551            5,109             4,464
     Data processing services                                  878                 750            2,620             2,231
     Advertising and promotion                                 405                 364            1,130             1,095
     Other                                                   2,922               1,754            6,615             5,106
                                                          --------            --------         --------          --------
         Total other expense                                13,461              11,039           37,310            31,779
                                                          --------            --------         --------          --------

   Income before income taxes                               17,359              15,762           49,577            46,369
   Income tax expense                                        7,090               6,187           19,689            18,173
                                                          --------            --------         --------          --------
         Net income                                       $ 10,269            $  9,575         $ 29,888          $ 28,196
                                                          ========            ========         ========          ========

   Net income per share
         Basic                                            $   0.45            $   0.43         $   1.32          $   1.25
                                                          ========            ========         ========          ========
         Diluted                                          $   0.44            $   0.42         $   1.29          $   1.22
                                                          ========            ========         ========          ========


See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                    Nine months ended
                                                                                        June 30,
                                                                                        --------
                                                                               2004                 2003
                                                                               ----                 ----
Cash flows from operating activities:
   Net income                                                              $   29,888            $   28,196
   Adjustments to reconcile net income to net cash provided
        by operating activities:
        Gain on sale of equity securities available for sale                   (1,998)                 (999)
        Gain on sale of debt securities available for sale                        (59)                  ---
        Gain on sale of mortgage-backed securities                               (189)                  ---
        Gain (loss) on sale of premises and equipment                            (334)                   17
        Gain on sale of real estate owned                                        (190)                  (23)
        Gain on sale of mortgage loans                                         (1,707)               (3,698)
        Provision for loan losses                                               1,302                 1,612
        Depreciation and amortization                                             631                   798
        ESOP forfeitures transferred to treasury stock                            ---                  (108)
        Deferred income tax expense (benefit)                                    (282)                 (740)
        Originations of loans held for sale                                   (72,186)             (117,916)
        Proceeds from sale of loans held for sale                              72,825               124,736
        Increase in deferred loan fees and costs                                5,464                 5,266
        Increase in accrued interest receivable                                  (377)                 (442)
        (Increase) decrease in other assets                                      (980)                  179
        Decrease in income taxes payable                                          454                   135
        Increase (decrease) in other liabilities                                  930                    38
                                                                           ----------            ----------
         Net cash provided by operating activities                             33,192                37,051
                                                                           ----------            ----------


Cash flows from investing activities:
   Net increase in loans                                                     (222,800)              (34,051)
   Purchase of mortgage-backed securities                                    (234,691)             (102,075)
   Proceeds from principal repayments of mortgage-backed securities            68,560                74,672
   Proceeds from sale of mortgage-backed securities                             5,179                   ---
   Proceeds from maturities and calls of investment securities held
         to maturity                                                           49,979                   ---
   Purchase of investment securities held to maturity                             ---               (50,216)
   Proceeds from maturities and calls of investment securities
         available for sale                                                    80,000                70,000
   Proceeds from sale of investment securities available for sale              53,689                 2,038
   Purchase of investment securities available for sale                       (30,000)             (220,361)
   Proceeds from sale of real estate owned                                        511                   362
   Purchase of premises and equipment                                          (6,872)               (2,811)
   Proceeds from sale of premises and equipment                                   565                    58
   FHLB stock, net                                                             (2,350)               (1,900)
   Purchase of insurance agency                                                   ---                  (600)
                                                                           ----------            ----------
        Net cash used in investing activities                                (238,230)             (264,884)
                                                                           ----------            ----------

     HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                   Nine months ended
                                                                                        June 30,
                                                                                        --------
                                                                               2004                 2003
                                                                               ----                 ----
Cash flows from financing activities:
   Net increase in deposits                                                $  189,410            $  126,552
   Net proceeds from short-term borrowings                                     16,000                 3,000
   Repayments of long-term debt                                               (25,066)              (15,041)
   Net proceeds from long-term debt                                            50,000                50,000
   Decrease in advance payments by borrowers for taxes
       and insurance                                                           (5,211)               (4,759)
   Dividends paid                                                             (10,495)               (8,395)
   Common stock options exercised                                               1,501                 1,227
   Purchase of treasury stock                                                  (4,158)               (8,082)
                                                                           ----------            ----------
         Net cash provided by financing activities                            211,981               144,502
                                                                           ----------            ----------

         Net increase (decrease) in cash and cash equivalents                   6,943               (83,331)
Cash and cash equivalents - beginning of period                                59,694               147,141
                                                                           ----------            ----------
Cash and cash equivalents - end of period                                  $   66,637            $   63,810
                                                                           ==========            ==========


Supplemental disclosures:
   Cash paid for:
         Interest                                                          $   34,989            $   37,831
         Taxes                                                                 19,525                19,091
   Noncash investing and financing activities:
         Additions to real estate acquired in settlement of loans
          through foreclosure                                                     400                   470
         Sale of real estate owned financed by the Company                        652                   ---
         Tax benefit of stock plans credited to capital                           481                   328
         Change in unrealized gain on securities available for sale            (5,478)                1,569
         Change in deferred taxes related to securities available for
          sale                                                                  2,114                  (605)
         Distribution of RRP shares                                               124                   115
         Transfer to short-term borrowings from long-term debt                 13,732                 5,000
         Note payable issued to purchase premises                                 ---                   900
         Adjustment to goodwill for tax benefit related to insurance
          agency purchase                                                         128                   ---

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

Certain amounts included in the June 30, 2003 consolidated financial statements have been reclassified in order to conform to the June 30, 2004 presentation.

At June 30, 2004, the Company had stock option plans for the benefit of directors, officers and other employees of the Company. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Accordingly, no compensation cost has been recognized for the stock plans, since stock option exercise prices are equal to market price at dates of grant.

Had compensation cost for the Company's stock-based compensation plans been determined in accordance with the fair value based method in Financial Accounting Standards Board (FASB) Statement No. 123 "Accounting for Stock Based Compensation", the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                      Three months ended                 Nine months ended
                                                           June 30,                          June 30,
                                                           --------                          --------
                                                     2004             2003              2004             2003
                                                     ----             ----              ----             ----
                                                                (In thousands except per share data)
Net income - As reported                           $ 10,269         $  9,575         $ 29,888         $ 28,196
   Less: total stock-based employee
      compensation expense determined under
      fair value based method for all
      awards, net of related tax                        (94)            (265)            (288)            (791)
                                                   --------          -------         --------         --------
Pro forma net income                               $ 10,175         $  9,310         $ 29,600         $ 27,405
                                                   ========         ========         ========         ========

Net income per share - basic
   As reported                                     $   0.45         $   0.43         $   1.32         $   1.25
   Pro forma                                           0.45             0.41             1.31             1.21
Net income per share - dilute
   As reported                                         0.44             0.42             1.29             1.22
   Pro forma                                           0.44             0.40             1.28             1.18

(2)      NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine months ended June 30, 2004 and 2003. Adjustments have been made, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.

                                                         Three months ended                         Nine months ended
                                                              June 30,                                   June 30,
                                                              --------                                   --------
                                                      2004               2003                 2004                  2003
                                                      ----               ----                 ----                  ----

Net income                                        $ 10,268,627         $ 9,575,001          $ 29,888,068          $ 28,195,511
                                                  ============         ===========          ============          ============

Weighted average common shares outstanding:
   Shares outstanding                               23,564,345          23,635,001            23,578,101            23,627,984

   Less weighted average
     uncommitted ESOP shares                          (954,268)         (1,024,108)             (971,729)           (1,041,568)
                                                  ------------         -----------          ------------          ------------
         Total                                      22,610,077          22,610,893            22,606,372            22,586,416
                                                  ============         ===========          ============          ============

Basic net income per share                        $       0.45         $      0.43          $       1.32          $       1.25
                                                  ============         ===========          ============          ============

Weighted average common shares
   outstanding                                      22,610,077          22,610,893            22,606,372            22,586,416
Additional dilutive shares related to
   stock options                                       529,351             630,186               543,457               583,742
                                                  ------------         -----------          ------------          ------------
Total weighted average common shares
   and equivalents outstanding for
   diluted earnings per share computation           23,139,428          23,241,079            23,149,829            23,170,158
                                                  ============         ===========          ============          ============

Diluted net income per share                      $       0.44         $      0.42          $       1.29          $       1.22
                                                  ============         ===========          ============          ============

Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

(3)      INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities at June 30, 2004 are as follows:

                                                                            Gross           Gross           Estimated
                                                        Amortized         unrealized      unrealized         market
                                                           cost              gains          losses           value
                                                           ----              -----          ------           -----
                                                                                 (In thousands)
Available for sale:
   FHLB notes                                           $  90,162         $      ---      $      845        $ 89,317
   FNMA notes                                              30,023                 14             326          29,711
   FFCB notes                                              20,130                ---              95          20,035
                                                        ---------         ----------      ----------       ---------
                                                          140,315                 14           1,266         139,063
   Equity securities                                           26                ---             ---              26
                                                        ---------         ----------      ----------       ---------
                                                          140,341                 14           1,266         139,089
                                                        ---------         ----------      ----------       ---------
Held to maturity:
   Municipal securities                                       439                 31             ---             470

   FHLMC mortgage-backed securities                       253,224              1,161           6,863         247,522
   FNMA mortgage-backed securities                        215,207              1,149           5,888         210,468
                                                        ---------         ----------      ----------       ---------
                                                          468,431              2,310          12,751         457,990
                                                        ---------         ----------      ----------       ---------
                                                        $ 609,211         $    2,355      $   14,017       $ 597,549
                                                        =========         ==========      ==========       =========

The amortized cost and estimated market value of investment and mortgage-backed securities at September 30, 2003 are as follows:

                                                                            Gross           Gross           Estimated
                                                        Amortied          unrealized      unrealized         market
                                                           cost             gains           losses            value
                                                           ----             -----           ------            -----
                                                                               (In thousands)
Available for sale:
   FHLB notes                                           $ 170,404         $    1,478      $      ---        $ 171,882
   FNMA notes                                              60,039                380              88           60,331
   FFCB note                                               10,296                 42             ---           10,338
                                                        ---------         ----------      ----------        ---------
                                                          240,739              1,900              88          242,551
   Equity securities                                        1,554              2,414             ---            3,968
                                                        ---------         ----------      ----------        ---------
                                                          242,293              4,314              88          246,519
                                                        ---------         ----------      ----------        ---------
Held to maturity:
   FHLB notes                                              30,000                128             ---           30,128
   FHLMC notes                                             19,975                166             ---           20,141
   Municipal securities                                       441                 43             ---              484
                                                        ---------         ----------      ----------        ---------
                                                           50,416                337             ---           50,753
                                                        ---------         ----------      ----------        ---------

   FHLMC mortgage-backed securities                       138,884              1,911           1,237          139,558
   FNMA mortgage-backed securities                        169,191              2,200           1,027          170,364
                                                        ---------         ----------      ----------        ---------
                                                          308,075              4,111           2,264          309,922
                                                        ---------         ----------      ----------        ---------
                                                        $ 600,784         $    8,762      $    2,352        $ 607,194
                                                        =========         ==========      ==========        =========

The amortized cost and estimated market value of debt securities at June 30, 2004 and September 30, 2003 by contractual maturity are shown below. Actual maturities of investment securities may be substantially shorter than contractual maturities because issuers may have the right to call obligations without penalties. The average expected life of mortgage-backed securities may be substantially shorter than contractual maturity because borrowers may prepay or payoff underlying mortgages with or without prepayment penalties.


                                              June 30, 2004                   September 30, 2003
                                              -------------                   ------------------
                                                        Estimated                         Estimated
                                       Amortized          market         Amortized          market
                                         cost             value             cost             value
                                         ----             -----             ----             -----
                                                              (In thousands)
Investment securities:
Available for sale:
   Due in one year or less            $  10,130        $  10,116        $  50,044         $  50,535
   Due in one to five years             130,185          128,947          190,695           192,016
                                      ---------        ---------        ---------         ---------
                                        140,315          139,063          240,739           242,551
                                      ---------        ---------        ---------         ---------
Held to maturity:
   Due in one year or less                  155              155              ---               ---
   Due in one to five years                  84               86           50,216            50,513
   Due in five to ten years                 200              229              200               240
                                      ---------        ---------        ---------         ---------
                                            439              470           50,416            50,753
                                      ---------        ---------        ---------         ---------
Mortgage-backed securities:
Held to maturity:
   Due in one year or less                1,069            1,068            1,056             1,072
   Due in one to five years              43,413           42,889           42,635            42,827
   Due in five to ten years             391,605          380,245          197,233           195,804
   Due after ten years                   32,344           33,788           67,151            70,219
                                      ---------        ---------        ---------         ---------
                                        468,431          457,990          308,075           309,922
                                      ---------        ---------        ---------         ---------
                                      $ 609,185        $ 597,523        $ 599,230         $ 603,226
                                      =========        =========        =========         =========

As of June 30, 2004, the Company had pledged mortgage-backed securities with a market value of $23,470,000 and a carrying value of $22,408,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $1,828,000 and a carrying value of $1,731,000 to collateralize treasury, tax and loan accounts as of June 30, 2004.

There were no continuous unrealized losses for twelve months or more as of June 30, 2004 and September 30, 2003.

(4)      LOANS

   Loans are summarized below:

                                                       June 30,           September 30,
                                                         2004                 2003
                                                         ----                 ----
                                                               (In thousands)
   Mortgage loans:
       Construction 1-4 family                       $   282,005           $   190,315
       Permanent 1-4 family                            1,053,745             1,014,405
       Multi-family                                       21,561                19,754
       Nonresidential                                    234,455               181,752
       Land                                              171,627               126,950
                                                     -----------           -----------
         Total mortgage loans                          1,763,393             1,533,176
                                                     -----------           -----------

Other loans:
       Commercial                                         68,380                56,268
       Home improvement                                   34,271                26,442
       Manufactured housing                               21,657                17,849
       Other consumer                                    144,519               126,770
                                                     -----------           -----------
         Total other loans                               268,827               227,329
                                                     -----------           -----------
         Total loans                                   2,032,220             1,760,505
                                                     -----------           -----------

Less:
       Loans in process                                  173,160               124,427
       Net deferred loan fees and discounts                9,327                 8,494
       Allowance for loan losses                          17,454                16,199
                                                     -----------           -----------
                                                         199,941               149,120
                                                     -----------           -----------
         Total loans, net                            $ 1,832,279           $ 1,611,385
                                                     ===========           ===========


An analysis of the allowance for loan losses follows:

                                                  Three months ended            Nine months ended
                                                       June 30,                      June 30,
                                                       --------                      --------
                                                 2004           2003           2004           2003
                                                 ----           ----           ----           ----
                                                                   (In thousands)

         Beginning balance                     $ 16,960       $ 15,192       $ 16,199       $ 14,377
         Provision for loan losses                  503            659          1,302          1,612
         Charge-offs                                (21)           (25)           (75)          (201)
         Recoveries                                  12             22             28             60
                                               --------       --------       --------       --------
         Ending balance                        $ 17,454       $ 15,848       $ 17,454       $ 15,848
                                               ========       ========       ========       ========

The allowance for loan losses was $17,454,000 and $16,199,000 at June 30, 2004 and September 30, 2003, respectively. The Company evaluates impaired loans based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral dependent loan. To the extent that an impaired loan's value is less than the loan's recorded investment, a specific allowance is recorded. There were no specific allowances recorded at June 30, 2004 and September 30, 2003.

The investment in impaired loans (primarily consisting of classified loans), other than those evaluated collectively for impairment, was $5,179,000 and $6,259,000 at June 30, 2004 and September 30, 2003 respectively.

At June 30, 2004 and September 30, 2003, loans with unpaid principal balances of approximately $2,083,000 and $2,215,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of June 30, 2004 and September 30, 2003, approximately $1,644,000 and $1,638,000, respectively, of loans 90 days or more contractually delinquent were in the process of foreclosure.


(5)      COMPREHENSIVE INCOME

The following table sets forth the components of the Company's comprehensive income:

                                                                    Three months ended            Nine months ended
                                                                         June 30,                     June 30,
                                                                        --------                      --------
                                                                    2004           2003           2004          2003
                                                                    ----           ----           ----          ----
                                                                                     (In thousands)

   Net income                                                    $ 10,269       $  9,575        $ 29,888      $ 28,196

   Other comprehensive income, net of tax:

   Change in unrealized gain on securities available for
      sale (net of deferred tax of $1,489 and $15 for
      the three months ended June 30, 2004 and 2003,
      respectively, and $2,114 and $605 for the nine
      months ended June 30, 2004 and 2003, respectively)           (2,371)            23          (3,364)          964
                                                                 --------       --------        --------      --------

   Comprehensive income                                           $ 7,898       $  9,598        $ 26,524      $ 29,160
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

The Company recognized gains on sales of mortgage loans of $297,000 and $1,266,000, respectively, for the three months ended June 30, 2004 and 2003. For the nine months ended June 30, 2004 and 2003, the Company recognized gains on sale of mortgage loans of $1,707,000 and $3,698,000, respectively.

The Company receives fees for servicing activities on loans it has sold. These activities include, but are not limited to, collecting principal, interest and escrow payments from borrowers; paying taxes and insurance from escrowed funds; monitoring delinquencies; and accounting for and remitting principal and interest payments. To the extent that the servicing fees exceed or do not provide adequate compensation for the services provided, the Company records a servicing asset or liability for the fair value of the servicing retained. Currently, the servicing fees retained by the Company are just adequate to compensate the Company for the servicing responsibilities. As of June 30, 2004, no servicing assets and/or liabilities were recognized.

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

Factors which could affect actual results include but are not limited to the following i) change in general market interest rates, ii) general economic conditions, iii) legislative/regulatory changes, iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, v) changes in the quality or composition of the Company's loan and investment portfolios, vi) demand for loan products, vii) deposit flows, viii) competition, ix) changes in world events such as war or terrorist attacks against the United States, and x) demand for financial services in the Company's markets. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

The Company currently utilizes the following strategies to reduce interest rate risk: (a) the Company seeks to originate and hold in portfolio adjustable rate loans which have periodic interest rate adjustments; (b) the Company sells a portion of newly originated fixed rate residential mortgage loans; (c) the Company seeks to lengthen the maturities of deposits when deemed cost effective through the pricing and promotion of certificates of deposits; (d) the Company seeks to attract low cost checking and transaction accounts which tend to be less interest rate sensitive when interest rates rise; and (e) the Company has utilized long term Federal Home Loan Bank ("FHLB") advances to fund the origination of fixed rate loans. The Company also maintains a high level of liquid assets consisting of short-term securities as well as medium-term securities with expected average lives in the three to four year range, which are expected to increase in yield upon reinvestment as interest rates rise.

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

The allowance for loan losses was $17,454,000 and $16,199,000 at June 30, 2004 and September 30, 2003, respectively. Impaired loans (primarily consisting of classified loans), other than those evaluated collectively for impairment, were $5,179,000 and $6,259,000 at June 30, 2004 and September 30, 2003, respectively.
The Company evaluates impaired loans based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral dependant loan. To the extent that an impaired loan's value is less than the loan's recorded investment, a specific allowance is recorded. There were no specific allowances recorded at June 30, 2004 and September 30, 2003.

Results of Operations

Comparisons of quarterly results of operations in this section are between the three months ended June 30, 2004 and June 30, 2003. Comparison of fiscal year to date results is between the nine months then ended.

General. Diluted earnings per share for the third fiscal quarter ended June 30, 2004, increased 4.8% to 44 cents per share on net income of $10.3 million, compared to 42 cents per share on net income of $9.6 million for the same period last year. Diluted earnings per share for the nine months ended June 30, 2004, increased 5.7% to $1.29 per share on net income of $29.9 million, compared to $1.22 per share on net income of $28.2 million for the same period last year. The increase for both the three and nine month periods was due primarily to an increase in net interest income, resulting from an increase in average interest-earning assets due to purchases of mortgage-backed securities and origination of loans. This growth was funded with low cost core deposits and FHLB advances. The increase in net interest income was supplemented by an increase in other income and was partially offset by an increase in other expenses.

Net Interest Income. Net interest income increased 12.2% to $24.4 million for the quarter ended June 30, 2004, from $21.7 million for the same period last year. For the nine months ended June 30, 2004, net interest income increased 11.0% to $70.2 million from $63.3 million for the same period last year. The increase for three and nine month periods was due primarily to a 14.9% and 14.3% increase, respectively, in average interest-earning assets that were funded primarily with low cost, core deposits and FHLB advances.
 The average balance of mortgage-backed securities for the quarter ended June 30, 2004 increased $335.6 million from the quarter ended June 30, 2003, partially offset by a decrease of $174.4 million in investment securities and $36.7 million in interest-bearing deposits in other banks. The Company's investment strategy has been to shift the securities portfolio from lower yielding, shorter term investment securities into higher yielding balloon mortgage-backed securities, with expected average lives in the three to four year range. Average total loans increased by $194.3 million. The average balance of core deposits increased by $221.9 million and FHLB advances increased by $91.4 million. The average deposit composition changed to 51.6% and 48.4% of core deposits and certificate accounts, respectively, for the three months ended June 30, 2004 from 44.5% and 55.5%, respectively, for the same period last year.

The average balance of mortgage-backed securities for the nine months ended June 30, 2004 increased $270.7 million from the nine months ended June 30, 2003, and was partially offset by a decrease of $53.6 million in investment securities and $52.7 million in interest-bearing deposits in other banks. Average total loans increased by $133.5 million. The average balance of core deposits increased by $200.0 million and FHLB advances increased by $83.7 million. The average balance of core deposits increased to 49.9% of total average deposits for the nine months ended June 30, 2004 from 43.2% for the same period last year.

The net interest margin decreased to 3.97% for the three months ended June 30, 2004 from 4.07% for the three months ended June 30, 2003. The net interest margin decreased to 3.95% for the nine months ended June 30, 2004, from 4.06% for the same period last year. The decrease for both the three and nine month periods was due primarily to the yield on interest-earning assets decreasing more than the cost of interest-bearing liabilities in the declining interest rate environment.

Provision for Loan Losses. The determination of the allowance for loan losses is considered by management to be a critical accounting policy and is based upon estimates made by management.

The provision for loan losses was $503,000 for the quarter ended June 30, 2004, compared to $659,000 for the same period last year. The provision for the quarters ended June 30, 2004 and 2003 was principally comprised of a charge of $607,000 and $647,000, respectively, due to increased credit risk resulting from growth in the loan portfolio, primarily commercial real estate loans, partially offset by a $113,000 decrease in the level of classified loans for the quarter ended June 30, 2004.

For the nine months ended June 30, 2004, the provision for loan losses was $1.3 million compared to $1.6 million for the same period last year. The provision for the nine months ended June 30, 2004 was principally comprised of a charge of $1.5 million due to increased credit risk resulting from growth in the loan portfolio, primarily commercial real estate loans, and $47,000 in net charge offs, partially offset by a decrease of $200,000 in the level of classified loans. The provision for the nine months ended June 30, 2003 was principally comprised of a charge of $1.4 million due to increased credit risk resulting from growth in the loan portfolio, primarily commercial real estate loans, $141,000 in net charge offs, and $53,000 due to changes in the level of classified loans.

Nonperforming loans decreased to $2.1 million at June 30, 2004 from $2.3 million at June 30, 2003. The ratio of the allowance for loan losses to total nonperforming loans increased to 838.13% at June 30, 2004 from 696.39% at June 30, 2003. The ratio of the allowance for loan losses to total net loans decreased to .95% of loans as of June 30, 2004, from 1.01% of total net loans at June 30, 2003.

There were no significant changes in the estimation methods or fundamental assumptions used in the calculation of the allowance for loan losses at June 30, 2004, compared to September 30, 2003. Furthermore, there was no reallocation of the allowance from September 30, 2003. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Other Income. Other income increased to $7.0 million for the quarter ended June 30, 2004, from $5.8 million for the same period last year. The increase was due primarily to increases of $990,000 and $360,000, respectively, in non-operating gains on sale of equity securities and premises and equipment, and $777,000 in fees and service charges, partially offset by a decrease of $969,000 in gain on sale of mortgage loans.

Fees and service charges (primarily from fees and service charges on deposit products) were $4.0 million and $3.2 million for the quarters ended June 30, 2004 and 2003, respectively. This increase was due primarily to the growth in transaction accounts. Insurance commissions and fees were $923,000 and $860,000 for the three months ended June 30, 2004 and 2003, respectively. This increase was due primarily to increased sales of insurance products. Gain on the sale of mortgage loans was $297,000 and $1.3 million for the quarters ended June 30, 2004 and 2003, respectively. This decrease was due primarily to a decline in the originations of fixed rate residential one-to-four family mortgage loans available for sale partly as a result of a change in customer preference to adjustable rate loans. Total fixed rate residential loan originations decreased by $4.2 million; however, adjustable rate loan originations increased by $83.4 million compared to the same quarter last year. The Company sells loans in order to reduce interest rate risk by limiting the growth of long term fixed rate loans in the portfolio.

Other income increased to $18.0 million for the nine months ended June 30, 2004, compared to $16.5 million for the same period last year. This increase was due primarily to increases of $1.2 million in fees and service charges, $1.2 million in gain on sale of securities, $487,000 in insurance commission and fees, and $351,000 in gain on sale of premises and equipment, partially offset by a decrease of $2.0 million in gain on sale of mortgage loans, principally residential fixed rate mortgage loans. Fees and service charges (primarily from fees and service charges on deposit products) were $10.9 million and $9.6 million for the nine months ended June 30, 2004 and 2003, respectively. This increase was due primarily to the growth in transaction accounts. Insurance commissions and fees were $2.5 million and $2.0 million for the nine months ended June 30, 2004 and 2003, respectively. This increase was due primarily to increased sales of insurance products. Gains on sale of securities included an increase of $999,000 in gain on sale of equity securities and $248,000 in gains on the sale of numerous small-dollar mortgage-backed securities where a substantial portion of the principal had been repaid. Income from real estate operations was $304,000 and $135,000 for the nine months ended June 30, 2004 and 2003. This increase was due primarily to gains on sales of real estate acquired in settlement of loans through foreclosure. Gain on sale of mortgage loans was $1.7 million and $3.7 million for the nine months ended June 30, 2004 and 2003, respectively. This decrease was due primarily to a decline in the originations of fixed rate residential one-to-four family mortgage loans available for sale partly as a result of a change in customer preference to adjustable rate loans. Total fixed rate residential loan originations decreased by $40.9 million; however, adjustable rate loan originations increased by $134.4 million compared to the same period last year. The Company sells loans in order to reduce interest rate risk by limiting the growth of long term fixed rate loans in the portfolio.

Other Expenses. Other expenses increased to $13.5 million for the quarter ended June 30, 2004, from $11.0 million for the same period last year, due primarily to increases of $1.2 million in other expenses, $863,000 in compensation and benefits, $222,000 in occupancy expense, and $128,000 in data processing services. Other expense increased $1.2 million primarily due to the recognition of a non-deductible excise tax assessed by the Internal Revenue Service ("IRS") of $873,000 related to an operational adjustment in the Company's Employee Stock Ownership Plan ("ESOP"). The Company has recognized an expense for the proposed IRS assessment but is contesting both its validity and the amount thereof. The increase in compensation and benefits was due primarily to annual salary increases, additional staff required to support the growth in loans and deposits, and contributions to the defined benefit plan. The increase in occupancy expense was due primarily to expenses incurred in the opening of new branches and an increase in data processing equipment expense. The increases in data processing services and other expenses were due primarily to increases resulting from the growth in loans and deposits.

For the nine months ended June 30, 2004, other expenses increased to $37.3 million compared to $31.8 million for the same period last year. This increase was due primarily to increases of $3.0 million in compensation and benefits, $645,000 in occupancy expense, $389,000 in data processing services, and $1.5 million in other expenses. The increase in compensation and benefits was due primarily to annual salary increases, additional staff required to support the growth in loans and deposits, and contributions to the defined benefit plan.

The increase in occupancy expense was due primarily to expenses incurred in opening of new branches, closing the West Melbourne Branch in the Wal-Mart Supercenter, and an increase in data processing equipment expense. The increase in data processing services was due primarily to increases resulting from the growth in loans and deposits. The increase in other expense was due primarily to the recognition of the $873,000 ESOP excise tax and increases resulting from the growth in loans and deposits.

The Company has a non-contributory defined benefit pension plan (the "Plan") covering all full-time employees who were hired before January 1, 2003 and have attained one year of service and 21 years of age. The Plan is part of a multi-employer plan and separate actuarial evaluations are not made for each employer nor are plan assets so segregated. As a result of the decline in market value of the investments held in the Plan, the Company, based on actuarial calculations, currently expects to be required to increase its pension contribution to approximately $1.2 million for fiscal year 2004. The Company has elected to freeze the Plan effective June 30, 2004, accruing no future benefits for all employees. As a result, the Company expects to be required to contribute approximately $500,000 for fiscal year 2005. The Company recorded pension expense of approximately $1.1 million and $388,000 for the nine months ended June 30, 2004 and 2003, respectively.

Income Taxes. Income tax expense increased to $7.1 million for the quarter ended June 30, 2004, from $6.2 million for the same period last year due primarily to an increase in pretax accounting income. The effective tax rates were 40.8% and 39.3% for the quarters ended June 30, 2004 and 2003, respectively. For the nine months ended June 30, 2004, income tax expense increased to $19.7 million from $18.2 million for the same period last year due primarily to an increase in pretax accounting income. The effective tax rates were 39.7% and 39.2% for the nine months ended June 30, 2004 and 2003, respectively. The increase in the tax rate for the three and nine month periods was primarily due to the $873,000 non-deductible ESOP excise tax.

Financial Condition

Comparisons of financial condition in this section are from the end of the preceding fiscal year to June 30, 2004.

Total assets increased to $2.592 billion at June 30, 2004, from $2.352 billion at the fiscal year ended September 30, 2003. The increase is due primarily to an increase in loans and mortgage-backed securities, partially offset by a decrease in investment securities.

Investment securities available for sale decreased to $139.1 million at June 30, 2004, from $246.5 million at September 30, 2003. The decrease is due primarily to maturities and calls of $80.0 million and sales of $53.7 million, partially offset by purchases of $30.0 million.

Investment securities held to maturity decreased to $439,000 at June 30, 2004 from $50.4 million at September 30, 2003. The decrease is due primarily to maturities and calls of $50.0 million.

Mortgage-backed securities increased to $468.4 million at June 30, 2004, from $308.1 million at September 30, 2003. The increase is due primarily to purchases of $234.7 million of 5 and 7 year fixed-rate balloon securities, partially offset by repayments of $68.6 million. The purchases were funded with proceeds from maturities and calls of investment securities and excess cash provided by the net increase in deposits. The Company's investment strategy has been to shift the portfolio from lower yielding, shorter- term investment securities into higher yielding balloon mortgage-backed securities, with expected average lives in the three to four year range. These securities will provide future monthly principal and interest repayment cash flow to fund loan growth or other investment alternatives.

Net loans increased to $1.832 billion at June 30, 2004, from $1.611 billion at September 30, 2003. The increase is due primarily to loan disbursements of $743.0 million, partially offset by repayments of $450.9 million, and sales of mortgage loans of $71.1 million, primarily residential one-to-four family fixed-rate mortgage loans. The increase in net loans for the nine months is due primarily to a net increase of $82.7 million in residential one-to-four mortgage loans, $54.2 million in nonresidential mortgage loans, $44.4 million in land loans, $29.3 million in consumer loans, and $11.9 million in commercial business loans.

Deposits increased to $1.740 billion at June 30, 2004, from $1.550 billion at September 30, 2003. The increase is due primarily to a net increase in deposits before interest credited of $174.4 million and interest credited of $15.0 million. The increase in deposits for the nine months is due primarily to a net increase of $172.5 million in core deposits and $16.9 million in certificate accounts. This change reflects the Company's emphasis on growing transaction accounts, the customer's preference for shorter-term investments in a low interest rate environment and growth in the Company's market area.

FHLB advances increased to $544.5 million from $503.5 million at June 30, 2004, from September 30, 2003. The increase was primarily due to $21.0 million in daily rate advances and $25.0 million of new long-term fixed rate convertible advances, callable quarterly, maturing in 2009. These advances were taken in order to fund the purchase of mortgage-backed securities and other daily cash needs.

Stockholders' equity increased to $277.8 million at June 30, 2004, from $261.9 million at September 30, 2003. The increase is due primarily to $29.9 million of earnings for the nine months partially offset by $10.5 million of dividends paid, the repurchase of $4.2 million of Company common stock to be held as treasury stock, and a decrease in accumulated other comprehensive income of $3.4 million. During the nine months, the Company repurchased 147,539 shares at an average price of $28.18 per share to be held as treasury stock in accordance with the Company's stock repurchase program. The decrease in accumulated other comprehensive income is attributable to $1.3 million, net of tax, of realized gain on sale of investment securities and $2.1 million, net of tax, depreciation of available for sale securities during the nine months, primarily as a result of rising interest rates.

At June 30, 2004, the Bank exceeded all regulatory capital requirements as follows:



                                   Required                        Actual                Excess of
                                   --------                        ------               Actual Over
                                         % of                              % of          Regulatory
                             Amount      Assets            Amount          Assets       Requirements
                             ------      ------            ------          ------       ------------
                                                  (Dollars in thousands)

Tangible Capital           $ 38,850       1.50%         $ 261,039          10.08%       $ 222,189
Core Capital                 77,701       3.00%           261,039          10.08%         183,338
Risk-Based Capital          119,325       8.00%           277,796          18.62%         158,471


Cash Flow

The Bank's primary sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds from operations. The Bank will consider increasing its borrowings from the Federal Home Loan Bank (FHLB) from time to time as an alternative to increasing deposit account interest rates. In addition, the Bank holds unpledged fixed and adjustable rate mortgage-backed securities totaling $444.3 million at June 30, 2004 that could be used as collateral under repurchase transactions with securities dealers. Repurchase transactions serve as secured borrowings and provide a source of short-term liquidity for the Bank.

At June 30, 2004, the Bank had $832.7 million or 47.9% of the Bank's deposits in certificate accounts. Based on past experience, management believes that a substantial percentage of these certificates will be renewed at maturity, although there can be no assurance that this will occur. The Bank would use borrowings from the FHLB or repurchase transactions with securities dealers if replacement funding was needed as a result of maturing certificate accounts.

Net cash flows from the Company's operating activities (I.e. cash items affecting net income) was $33.2 million and $37.1 million for the nine months ended June 30, 2004 and 2003, respectively.

Net cash flows from the Company's investing activities (I.e. cash flows from its investment securities, mortgage-backed securities and loan portfolios) was $238.2 million and $264.9 million for the nine months ended June 30, 2004 and 2003, respectively. The decrease in cash used in 2004 was principally due to a decrease $240.6 million in the purchase of investment securities and an increase of $111.6 million in proceeds from maturities, calls and sales of investment securities, offset by an increase of $188.8 million in the net increase in loans and an increase of $132.6 million in the purchase of mortgage-backed securities.

Net cash flows from the Company's financing activities (I.e. cash flows primarily from net increases (decreases) in deposits and net FHLB advances) was $212.0 million and $144.5 million for the nine months ended June 30, 2004 and 2003, respectively. The increase in cash flows in 2004 was primarily due to a $62.9 million increase in the net increase in deposits and a $13.0 million increase in the net proceeds from short-term borrowings, offset by a $10.0 increase in repayments of long-term debt.

CONTRACTUAL OBLIGATIONS

The following table shows the aggregated amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

                                                  One              Three              More
                               Within           through           through             than
                              one year        three years        five years        five years           Total
                              --------        -----------        ----------        ----------           -----
                                                               (In thousands)

FHLB advances                 $  54,000         $   5,000         $ 145,000         $ 340,497         $ 544,497
Operating leases                    335               267               170             1,247             2,019
Purchase obligations              4,807             2,012               131                 5             6,955
                              ---------         ---------         ---------         ---------         ---------
Total                         $  59,142         $   7,279         $ 145,301         $ 341,749         $ 553,471
                              =========         =========         =========         =========         =========


The Company expects to contribute an additional $125,000 for fiscal year 2004 and $500,000 for fiscal year 2005 for its non-contributory defined benefit pension plan. The Company also has an unfunded supplemental executive retirement plan for the benefit of Michael J. Brown, Sr. The liability related to this plan was $1.2 million as of June 30, 2004.




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

The following table sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated:

                                                                  June 30,           September 30,
                                                                    2004                 2003
                                                                    ----                 ----
                                                                       (Dollars in thousands)
Nonaccrual mortgage loans:
   Delinquent less than 90 days                                   $   ---               $   209
   Delinquent 90 days or more                                       1,841                 1,609
                                                                  -------               -------
         Total                                                      1,841                 1,818
                                                                  -------               -------
Nonaccrual other loans:
   Delinquent less than 90 days                                   $   ---               $   ---
   Delinquent 90 days or more                                         242                   397
                                                                  -------               -------
         Total                                                        242                   397
                                                                  -------               -------
Total nonperforming loans                                           2,083                 2,215
Real estate owned, net of related allowance                           333                   906
                                                                  -------               -------
Total nonperforming assets                                        $ 2,416               $ 3,121
                                                                  =======               =======

Nonperforming loans to total net loans                                .11%                  .14%
Total nonperforming assets to total assets                            .09%                  .13%
Allowance for loan losses to total net loans                          .95%                 1.01%
Allowance for loan losses to nonperforming loans                   838.13%               731.34%
Allowance for loan losses to classified loans                      322.92%               245.86%

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk and Asset and Liability Management.

The Company's assets consist primarily of fixed-rate, variable rate and floating rate loans and fixed-rate mortgage-backed securities. These assets are funded by customer deposits and borrowings from the FHLB. Customer deposits are comprised of non-maturity transaction accounts, passbook accounts and certificate accounts. The Company believes that the non-maturity transaction accounts and passbook accounts provide a stable source of funding even during periods of rising interest rates. Historically, balances in these accounts have been relatively insensitive to changes in interest rates. The Company also uses long-term borrowings from the FHLB as a means of managing exposure to higher interest rates.

As of June 30, 2004, the Company has divested substantially all equity security investments and is no longer exposed to market risk associated with these investments.

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

Item 4.  Controls and Procedures.

Based on their evaluation, the Company's Chief Executive Officer, Michael J. Brown, Sr. and Chief Financial Officer, H. Michael Callahan, have concluded the Company's disclosure controls and procedures are effective, as of June 30, 2004, to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. During the last fiscal quarter, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

There are various claims and lawsuits in which the Company is periodically involved in the ordinary course of the Company's business. In the opinion of management, no material loss is anticipated from any such pending claims or lawsuits.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

10(xii)   **Amendments to Change of Control Agreements

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


(b)      Reports on Form 8-K

On April 14, 2004, the Company furnished a Form 8-K announcing its earnings for the second quarter of the 2004 fiscal year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         HARBOR FLORIDA BANCSHARES, INC.




Date:  August 12, 2004                            /s/
                                         --------------------------
                                         Michael J. Brown, Sr.
                                         President and Chief Executive Officer



Date:  August 12, 2004                            /s/
                                         --------------------------
                                         H. Michael Callahan
                                         Senior Vice President, Finance and
                                         Chief Financial Officer

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

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during registrant's most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


         /s/
-----------------------
Michael J. Brown, Sr.
Chief Executive Officer
August 12, 2004

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

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during registrant's most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


         /s/
-----------------------
H. Michael Callahan
Chief Financial Officer
August 12, 2004

                                                                  EXHIBIT 32.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
J. Brown, Sr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.





         /s/
------------------------
Michael J. Brown, Sr.
Chief Executive Officer
August 12, 2004

                                                                  EXHIBIT 32.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Michael Callahan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.





        /s/
-----------------------
H. Michael Callahan
Chief Financial Officer
August 12, 2004

                                                                 EXHIBIT 10(xii)

                                AMENDMENT TO THE
                   CHANGE IN CONTROL AND NON-COMPETE AGREEMENT
                           BETWEEN J. HAL ROBERTS AND
                           HARBOR FEDERAL SAVINGS BANK



                   The Change in Control and Non-compete Agreement between J. Hal Roberts and Harbor Federal Savings Bank is hereby amended as follows:


                   1. Amended Paragraphs to the Agreement to read as follows:


                 4.TERMINATION BENEFITS. (a) Upon the occurrence of a Change of Control, followed at any time during the term of this Agreement by the voluntary or involuntary termination of the Executive's employment, other than for Termination for Cause, the Bank and the company shall pay the Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal three times the sum of (i) the Employee's base salary from the Employer during the 12-month period immediately preceding the Date of Termination, plus (ii) the amount of the bonuses received by the Employee from the Employer during the 12-month period immediately preceding the Date of Termination, plus
        (iii) the cost to the Employer of all benefits to which the Employee was entitled during the 12-month period immediately preceding the Date of Termination. At the election of the Executive such payment may be made in a lump sum or paid in equal monthly installments during the thirty-six (36) months following the Executive's termination. In the event that no election is made, payment to the Executive will be in equal monthly installments.

                 (d) Notwithstanding the preceding paragraphs of this Section 4, in no event shall the aggregate payments or benefits (excluding any payments or benefits which occur solely as a result of terms requiring acceleration in plans for stock related benefits such as stock options or restricted stock) to be made or afforded to Executive under said paragraphs (the "Terminations Benefits") constitute an "excess parachute payment" under Section 280G of the code or any successor thereto, and in order to avoid such a result Termination Benefits will be reduced, if necessary, to an amount (the "Non-Triggering Amount"), the value of which is one dollar ($1.00) less than an amount equal to three (3) times Executive's "base amount", as determined in accordance with said Section 280G. The allocation of the reduction required hereby among the Termination Benefits provided by the preceding paragraphs of this
        Section 4 shall be determined by the Executive.

                 7.NON-COMPEITION AND CONFIDENTIAL INFORMATION (a) During the term of this Agreement, and for two (2) years after the date the Executive is terminated by the Bank or Bancshares, whether voluntarily or involuntarily, with or without cause, the Executive shall not compete directly or indirectly in the Florida counties of St. Lucie, Martin, Indian River, Brevard, Volusia or Okeechobee (collectively, the "Counties") with any business then being conducted by the Bank or Bancshares without their prior written consent. The term "compete" means rendering any service by the Executive, whether as an employee, director, consultant, independent contractor, partner, co-venturer or investor (excluding any interest of the Executive through investment of up to an aggregate of 10% in the equity or debt securities or equivalent partnership interest of any person required to register under Section 12(g) of the securities Exchange Act of 1934) to or on behalf of any organization, including but not limited to any commercial bank, savings bank, savings and loan association, credit union, mortgage banking company, insurance company or brokerage firm, conducting any business then competitive to that of the Bank or Bancshares in the Counties.


DATE:    April 14, 2004                              HARBOR FEDERAL SAVINGS BANK
         -------------

                                                     EMPLOYER:

                                                               /s/
                                                     --------------------------
                                                     Michael J. Brown, Sr.,
                                                     President

                                                     EMPLOYEE:


                                                               /s/
                                                     --------------------------
                                                     J. Hal Roberts

                                AMENDMENT TO THE
                   CHANGE IN CONTROL AND NON-COMPETE AGREEMENT
                           BETWEEN ALBERT L. FORT AND
                           HARBOR FEDERAL SAVINGS BANK


                   The Change in Control and Non-compete Agreement between Albert L. Fort and Harbor Federal Savings Bank is hereby amended as follows:

                   1. Amended Paragraph to the Agreement to read as follows:

                 4.TERMINATION BENEFITS. (a) Upon the occurrence of a Change of Control, followed at any time during the term of this Agreement by the voluntary or involuntary termination of the Executive's employment, other than for Termination for Cause, the Bank and the company shall pay the Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal two times the sum of (i) the Employee's base salary from the Employer during the 12-month period immediately preceding the Date of Termination, plus (ii) the amount of the bonuses received by the Employee from the Employer during the 12-month period immediately preceding the Date of Termination, plus
        (iii) the cost to the Employer of all benefits to which the Employee was entitled during the 12-month period immediately preceding the Date of Termination. At the election of the Executive such payment may be made in a lump sum or paid in equal monthly installments during the twenty-four (24) months following the Executive's termination. In the event that no election is made, payment to the Executive will be in equal monthly installments.




DATE:    April 14, 2004                              HARBOR FEDERAL SAVINGS BANK
         --------------

                                                     EMPLOYER:


                                                               /s/
                                                     --------------------------
                                                     Michael J. Brown, Sr.
                                                     President

                                                     EMPLOYEE:


                                                               /s/
                                                     --------------------------
                                                     Albert L. Fort

                                AMENDMENT TO THE
                   CHANGE IN CONTROL AND NON-COMPETE AGREEMENT
                           BETWEEN DAVID C. HANKLE AND
                           HARBOR FEDERAL SAVINGS BANK


                   The Change in Control and Non-compete Agreement between David
C. Hankle and Harbor Federal Savings Bank is hereby amended as follows:

                   1. Amended Paragraph to the Agreement to read as follows:

                 4.TERMINATION BENEFITS. (a) Upon the occurrence of a Change of Control, followed at any time during the term of this Agreement by the voluntary or involuntary termination of the Executive's employment, other than for Termination for Cause, the Bank and the company shall pay the Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal two times the sum of (i) the Employee's base salary from the Employer during the 12-month period immediately preceding the Date of Termination, plus (ii) the amount of the bonuses received by the Employee from the Employer during the 12-month period immediately preceding the Date of Termination, plus
        (iii) the cost to the Employer of all benefits to which the Employee was entitled during the 12-month period immediately preceding the Date of Termination. At the election of the Executive such payment may be made in a lump sum or paid in equal monthly installments during the twenty-four (24) months following the Executive's termination. In the event that no election is made, payment to the Executive will be in equal monthly installments.




DATE:    April 14, 2004                              HARBOR FEDERAL SAVINGS BANK
         --------------

                                                     EMPLOYER:

                                                               /s/
                                                     --------------------------
                                                     Michael J. Brown, Sr.
                                                     President

                                                     EMPLOYEE:


                                                               /s/
                                                     --------------------------
                                                     David C. Hankle

                                AMENDMENT TO THE
                   CHANGE IN CONTROL AND NON-COMPETE AGREEMENT
                         BETWEEN H. MICHAEL CALLAHAN AND
                           HARBOR FEDERAL SAVINGS BANK


                   The Change in Control and Non-compete Agreement between H. Michael Callahan and Harbor Federal Savings Bank is hereby amended as follows:

                   1. Amended Paragraph to the Agreement to read as follows:

                 4.TERMINATION BENEFITS. (a) Upon the occurrence of a Change of Control, followed at any time during the term of this Agreement by the voluntary or involuntary termination of the Executive's employment, other than for Termination for Cause, the Bank and the company shall pay the Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal two times the sum of (i) the Employee's base salary from the Employer during the 12-month period immediately preceding the Date of Termination, plus (ii) the amount of the bonuses received by the Employee from the Employer during the 12-month period immediately preceding the Date of Termination, plus
        (iii) the cost to the Employer of all benefits to which the Employee was entitled during the 12-month period immediately preceding the Date of Termination. At the election of the Executive such payment may be made in a lump sum or paid in equal monthly installments during the twenty-four (24) months following the Executive's termination. In the event that no election is made, payment to the Executive will be in equal monthly installments.




DATE:    April 14, 2004                             HARBOR FEDERAL SAVINGS BANK
         --------------

                                                     EMPLOYER:


                                                               /s/
                                                     --------------------------
                                                     Michael J. Brown, Sr.
                                                     President

                                                     EMPLOYEE:


                                                               /s/
                                                     --------------------------
                                                     H. Michael Callahan

                                AMENDMENT TO THE
                   CHANGE IN CONTROL AND NON-COMPETE AGREEMENT
                        BETWEEN MICHAEL J. BROWN, JR. AND
                           HARBOR FEDERAL SAVINGS BANK


                   The Change in Control and Non-compete Agreement between Michael J. Brown, Jr. and Harbor Federal Savings Bank is hereby amended as follows:

                   1. Amended Paragraph to the Agreement to read as follows:

                 4.TERMINATION BENEFITS. (a) Upon the occurrence of a Change of Control, followed at any time during the term of this Agreement by the voluntary or involuntary termination of the Executive's employment, other than for Termination for Cause, the Bank and the company shall pay the Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal two times the sum of (i) the Employee's base salary from the Employer during the 12-month period immediately preceding the Date of Termination, plus (ii) the amount of the bonuses received by the Employee from the Employer during the 12-month period immediately preceding the Date of Termination, plus
        (iii) the cost to the Employer of all benefits to which the Employee was entitled during the 12-month period immediately preceding the Date of Termination. At the election of the Executive such payment may be made in a lump sum or paid in equal monthly installments during the twenty-four (24) months following the Executive's termination. In the event that no election is made, payment to the Executive will be in equal monthly installments.




DATE:    April 14, 2004                              HARBOR FEDERAL SAVINGS BANK
         --------------

                                                     EMPLOYER:


                                                               /s/
                                                     --------------------------
                                                     Michael J. Brown, Sr.
                                                     President

                                                     EMPLOYEE:


                                                               /s/
                                                     --------------------------
                                                     Michael J. Brown, Jr.