Form 10-K
period 2004-09-30
HARBOR FLORIDA BANCSHARES INC
filed 2004-12-14
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   ----------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004
                          ------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                        Commission file number 000-22817

                         HARBOR FLORIDA BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          65-0813766
---------------------------                         -------------------------
    (State or other jurisdiction                         (I.R.S. employer
  of incorporation or organization)                     identification no.)

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                    (Address of principal executive offices)
                                   (ZIP code)

Registrant's telephone number, including area code     (772) 461-2414
                                                    --------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock (par value $0.10)
                    ------------------------------------------
                                (Title of class)

                    -------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__ No____


         [ ] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __X___ No ____

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the average bid and asked price of the common stock as of December 3, 2004 ($36.00) was $856,713,384.

         The number of shares of common stock outstanding on December 3, 2004 was 23,797,594.

         Documents incorporated by reference:

                  Parts II and IV of Form 10-K

                           Annual Report to Shareholders for the fiscal year ended September 30, 2004. With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the 2004 Annual Report to Shareholders is not deemed to be filed as part of this report.

                  Part III of Form 10-K

                           Proxy Statement for the 2004 Annual Meeting of Shareholders.

                                                  TABLE OF CONTENTS



    Item                                                                  Page
     No.                                                                   No.
     ---                                                                   ---

               Part I

      1        Business                                                       4

      2        Properties                                                    21

      3        Legal Proceedings                                             25

      4        Submission of Matters to a Vote of Security Holders           25

               Part II

      5        Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities             25


      6        Selected Financial Data                                       26

      7        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     26

     7A        Quantitative and Qualitative Disclosures about Market Risk    26

      8        Financial Statements and Supplementary Data                   26

      9        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                           26

     9A        Controls and Procedures                                       26

               Part III

     10        Directors and Executive Officers of the Registrant            27

     11        Executive Compensation                                        27

     12        Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                    27


     13        Certain Relationships and Related Transactions                28

     14        Principal Accounting Fees and Services                        28

               Part IV

     15        Exhibits and Financial Statement Schedules                    29

               Signatures                                                    31

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

Market Area

         The Company serves communities in seven growing and diverse Florida counties. Its headquarters are in Fort Pierce, Florida, located on the eastern coast of Florida between Stuart and Daytona Beach. In addition to its headquarters, it has eighteen branch offices and four insurance agency offices in St. Lucie, Indian River and Martin counties, located on Florida's "Treasure Coast." This area is characterized by both a large retirement and vacation home population and a significant agricultural economy, primarily citrus crops. The Company has eight branch offices, and one insurance agency office located in Brevard County, which encompasses the "Space Coast" of the state. Brevard County has an industrial base fueled primarily by companies related to NASA and the John F. Kennedy Space Center. Prominent electronics concerns such as Harris Corporation are also major employers in this area. The Company also has one branch office in Okeechobee County, a rural, agricultural area, seven branch offices in Volusia County, where tourism and a large retirement population predominate, and one branch office in Lake County, opened this past summer.

The Company's results of operations are affected by the general and economic conditions of the counties it serves. Management believes that the area's rapid population growth and expanding real estate market will support continued earning's growth.

During August and September 2004, several hurricanes passed directly over the Company's market area within weeks of each other, resulting in property damage throughout the region. The Company provided services to all of its markets on the first business day after each storm. During the weeks following, Harbor Insurance Agency handled thousands of insurance claims. The Company noted an increase in past due loans, particularly in the residential mortgage and consumer loan portfolios. Loan and deposit programs were implemented to assist customers with their recovery and rebuilding efforts. Certain customers were provided with short-term loan principal and/or interest deferments and/or extended credit facilities. None of these programs had or is expected to have any significant impact on the financial position, results of operations and cash flows of the Company. The storm-related damages to the Company's own buildings, which are predominately covered by insurance, are currently being repaired and rebuilt.

Management is uncertain of the long-range effects on the economy, but believes that the area continues to represent an attractive market with strong growth potential. In the short-term, the changed environment could present challenges to the operations of the Company as a result of lower levels of originations, loan sales, and fee income.


Lending Activities

         General. The Company's principal activity has historically been, and will continue to be for the foreseeable future, the origination of one-to-four family residential mortgage loans. The Company sells conforming loans, primarily to the Federal National Mortgage Association (FNMA), and has, on rare occasions, purchased whole loans and loan participations, but it primarily focuses on the origination of loans and retains them in its portfolio for investment. See "Lending Activities, One-to-Four Family Permanent Residential Mortgage Loans" below. The Company also originates one-to-four family residential construction and consumer loans, and consumer installment, commercial real estate and commercial business loans. Substantially all of the Company's mortgage loans are secured by property in its market area and substantially all of its other loans are made to borrowers in its market area.

         The Company offers both fixed-rate and adjustable rate mortgage (ARM) loans. The Company has sought to increase its origination of ARM loans to reduce its interest rate risk. The Company's ability to originate ARM loans has been limited due to borrower preference for fixed-rate loans in a low interest rate environment. Recently, however, the rising interest rate environment has increased borrower preference for ARM loans.

         Loan and Mortgage-Backed Securities Portfolio Composition. The following table sets forth a summary of the composition of the Company's loan and mortgage-backed securities portfolio by type of loan at the dates indicated.

                                                                        At September 30,
                         ----------------------------------------------------------------------------------------------------------
                                   2004                 2003                  2002                2001                  2000
                                   ----                 ----                  ----                ----                  ----

                                      Percent               Percent               Percent            Percent                Percent
                                        of                     of                   of                 of                     of
                            Amount     Total      Amount     Total      Amount     Total     Amount   Total       Amount     Total
                            ------     -----     -------    ------      ------    -------    ------   ------      ------    -------

                                                                         (Dollars in thousands)
Mortgage Loans
Construction 1-4 family   $  298,585   14.16%  $  190,315    10.81%  $  142,181    8.59%  $  119,648    7.95%   $  106,063    7.88%
Permanent 1-4 family       1,069,514   50.71    1,014,405    57.62    1,072,175   64.74    1,016,248   67.53       899,229   66.81
Multifamily                   27,276    1.29       19,754     1.13       14,995    0.90       21,314    1.42        20,474    1.52
Nonresidential               235,083   11.15      181,752    10.32      153,635    9.28      129,875    8.63       120,067    8.92
Land                         198,937    9.43      126,950     7.21       82,339    4.97       51,196    3.40        54,731    4.07
                           ---------   -----    ---------    -----    ---------  ------    ---------  ------     ---------  ------
    Total Mortgage
    Loans                  1,829,395   86.74    1,533,176    87.09    1,465,325   88.48    1,338,281   88.93     1,200,564   89.20
                           ---------   -----    ---------    -----    ---------   -----    ---------  ------     ---------  ------

Other Loans


Commercial                    72,276    3.43       56,268     3.20       34,172    2.06       31,945    2.12        28,606    2.13

Consumer:
    Home equity lines
       of credit              59,838    2.84       48,149     2.73       41,426    2.51       25,198    1.67        16,782    1.25
    Other consumer
        secured by
        real estate          103,621    4.91       76,648     4.35       69,551    4.20       67,144    4.46        60,961    4.53
    Other Consumer            43,945    2.08       46,264     2.63       45,550    2.75       42,312    2.82        38,992    2.89
                           ---------   -----    ---------   ------    ---------  ------    ---------  ------     ---------  ------
    Total Other Loans        279,680   13.26      227,329    12.91      190,699   11.52      166,599   11.07       145,341   10.80
                           ---------   -----    ---------   ------    ---------  ------    ---------  ------     ---------  ------


Total Loans Receivable     2,109,075  100.00%   1,760,505   100.00%   1,656,024   100.00%  1,504,880  100.00%    1,345,905  100.00%
                           ---------  ======    ---------   ======    ---------   ======   ---------  ======     ---------  ======
Less:
Loans in process             190,453              124,427                93,999               84,777                77,074
Deferred loan fees and
    discounts                  9,651                8,494                 6,180                4,813                 4,433
Allowance for loan
    losses                    17,802               16,199                14,377               13,417                12,729
                           ---------            ---------             ---------            ---------             ---------
    Subtotal                 217,906              149,120               114,556              103,007                94,236
                           ---------            ---------             ---------            ---------             ---------

Total Loans Receivable,
     Net                   1,891,169            1,611,385             1,541,468            1,401,873             1,251,669
Loans Held for Sale            2,438                2,648                 8,263                5,373                 2,548

Mortgage-backed
     Securities              443,060              308,075               181,269              153,714               165,059
                           ---------            ---------             ---------            ---------             ---------
Total                     $2,336,667           $1,922,108            $1,731,000           $1,560,960            $1,419,276
                           =========            =========             =========            =========             =========

       The following table shows the maturity or period to repricing of the Company's loan and mortgage-backed securities portfolios at September 30, 2004. Loans that have adjustable rates are shown as being due in the period in which the interest rates are next subject to change. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $605.9 million, $658.5 million and $446.9 million for fiscal years 2004, 2003 and 2002, respectively. Loans having no stated maturity and no schedule of repayments (including delinquent loans), and demand loans are reported as due within one year.

                                                  One         Three          Five
                                   Within       through      through        through      Ten through    Beyond twenty
                                  one year    three years  five years      ten years     twenty years       years        Total
                                  --------    -----------  ----------      ---------     ------------       -----        -----

                                                                       (In thousands)
Mortgage loans:
  1-4 family                     $101,269      $118,924     $105,495       $ 77,688       $306,825        $471,113    $1,181,314
  Other                           161,226        58,092       67,856         80,629         87,800           1,514       457,117
Other loans:
  Consumer                         77,269        16,427       35,043         26,327         51,785             470       207,321
  Commercial                       29,532         6,934       18,588          4,159         12,932             100        72,245
Nonperforming loans (1)             3,063           ---          ---            ---            ---             ---         3,063
Mortgage-backed securities            599          911        39,052        374,365         27,471             662       443,060
                                  -------       -------      -------        -------        -------         -------     ---------
    Sub-total                    $372,958      $201,288     $266,034       $563,168       $486,813        $473,859    $2,364,120
                                  =======       =======      =======        =======        =======         =======
Deferred loan fees and
    discounts                                                                                                             (9,651)
Allowance for loan losses                                                                                                (17,802)
                                                                                                                       ---------
Total (2)(3)                                                                                                          $2,336,667
                                                                                                                       =========


  (1) All nonperforming loans are reported as due within one year regardless of the actual maturity term.
  (2) Amounts reported do not include principal repayment or prepayment assumptions.
  (3) Amounts include loans held for sale of $2.4 million at September 30, 2004.

                                 --------------

       The following table sets forth the amount of the Company's portfolio of fixed-rate and adjustable-rate loans at September 30, 2004 that are due or repricing after September 30, 2005.

                                                          Adjustable
                                        Fixed rate           rate                Total
                                        ----------           ----                -----
                                                        (In thousands)
        Mortgage loans:
          1-4 family                    $  851,645        $ 228,400           $1,080,045
          Other                            153,995          141,896              295,891
        Other loans:
          Consumer                         128,487            1,565              130,052
          Commercial                        41,433            1,280               42,713
                                            ------         --------            ---------
        Total loans                      1,175,560          373,141            1,548,701
        Mortgage-backed securities         442,461              ---              442,461
                                         ---------         --------            ---------
        Total                           $1,618,021        $ 373,141           $1,991,162
                                         =========         ========            =========

       One-to-Four Family Permanent Residential Mortgage Loans. The Company's primary lending activities focus on the origination of one-to-four family residential mortgage loans. The Company generally does not originate one-to-four family residential loans on properties outside of its market area. At September 30, 2004, $1.1 billion or 50.7% of the Company's total loan portfolio and 40.7% of total assets consisted of one-to-four family loans.

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

       The Company currently offers one-to-four family residential mortgage loans with fixed, adjustable or a combination of fixed/adjustable interest rates. Adjustable rate loans enable the Company to create a loan portfolio more sensitive to fluctuating interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company's interest rate gap position, and loan products offered by the Company's competitors. In a low interest rate environment, borrowers typically prefer fixed rate loans to ARM loans. Accordingly, even if management's strategy is to emphasize ARM loans, market conditions may result in greater demand for fixed rate mortgage loans.

       The Company generates residential mortgage loan activity through local advertising, its existing customers and referrals from local real estate brokers and home builders. Residential loans are originated by Company loan officers, none of whom have underwriting authority. Independent loan brokers are not used. All loans are generated on a retail basis.

       Residential loans are authorized and approved under central authority by experienced underwriters. Underwriters have individual authority to approve loans up to the maximum amount of $500,000. Residential mortgage loans in excess of this amount are approved by management individually up to $1,000,000 or by committee if above $1,000,000. The Company's underwriting standards are intended to ensure that borrowers are sufficiently credit worthy, and all of the Company's lending is subject to written underwriting policies and guidelines approved by the Company's Board of Directors. Detailed loan applications are designed to determine the borrower's ability to repay the loan and certain information solicited in these applications is verified through the use of credit reports, financial statements and other confirmations. The Company obtains an appraisal of substantially all of the proposed security property in connection with residential mortgage loans. Additionally, title insurance is required for all residential mortgage loans above $50,000.

       The types, amounts, terms of and security for conventional loans (those not insured or guaranteed by the U.S. government or agencies thereof, or state housing agencies) originated by the Company are predominately prescribed by federal regulation. The Office of Thrift Supervision ("OTS") regulations limit the amount which the Company can lend up to specified percentages of the value of the real property securing the loan, as determined by an appraisal at the time the loan is originated (referred to as "loan-to-value ratios"). The Company makes one-to-four family home loans and other residential real estate loans with loan-to-value ratios generally of up to 80% of the appraised value of the security property. In certain circumstances loan-to-value ratios exceed 80%, in which case private mortgage insurance is generally required. A substantial part of the Company's loan originations are made to borrowers to finance second homes for vacation use or for use as a rental property. Such loans are generally considered to have a higher credit risk than loans to finance a primary residence.

       One-to-Four Family Residential Construction Loans. A part of the Company's loan originations are to finance the construction of one-to-four family homes in the Company's market area. At September 30, 2004, the Company had $298.6 million in such loans, representing 14.2% of total loans. It is the Company's policy to disburse loan proceeds as construction progresses and as warranted by inspections.

       A portion of these loans is made directly to the individual who will ultimately own and occupy the home. Of these, the vast majority are structured at origination to guarantee the permanent financing to the Company as well. In recent years, the origination of these construction loans to individuals is second in volume only to the origination of traditional loans to finance the purchase or refinance of an existing home. However, the significance of this type of lending to the Company is not evident from the amount of these loans in its portfolio at any given time because these construction loans to individuals often "roll" into permanent financing following the completion of construction.

       Consumer Loans. The Company originates consumer loans as an essential element in its retail-oriented strategy. Secured consumer loans include automobile, manufactured housing, boat and truck loans, home equity and home improvement loans as well as loans secured by the borrower's deposit accounts with the Company. The loans for manufactured housing are generally originated within higher quality, retirement lifestyle communities spread throughout the seven county market area. Such communities generally feature permanent amenities such as full service clubhouse facilities, swimming pools, and in a number of cases, golf courses. These loans are subject to the normal underwriting standards of the Company. Loans are made on either a fixed-rate or adjustable-rate basis, with terms generally up to 15 years. A limited amount of unsecured consumer loans are also originated. At September 30, 2004, consumer-oriented loans accounted for $207.4 million or 9.8% of the Company's total loan portfolio.

       Non-Residential and Land Mortgage Loans. Non-residential mortgage loans are offered on properties within the Company's primary market area using both fixed or adjustable rate programs. The Company originated $96.0 million, $83.5 million, and $46.7 million of non-residential mortgage loans in 2004, 2003 and 2002, respectively. At September 30, 2004, nonresidential loans constituted $235.1 million or 11.2% of the Company's total loan portfolio. Origination of these loans plays a secondary role to the origination of residential mortgage loans.

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

       The Company originates land loans to residential builders, developers and individuals for future residential construction. The majority of these loans are secured by fully developed residential lots. Lot loans are offered with either a fixed or adjustable interest rate. Loan terms vary with a maximum term of up to 15 years for individual borrowers. At September 30, 2004, land loans accounted for $198.9 million or 9.4% of the Company's total loan portfolio.

       Other Loans. The balance of the Company's lending consists of multi-family mortgage and commercial loans. At September 30, 2004, these loans represented $27.3 million or 1.3% and $72.3 million or 3.4%, respectively, of the Company's total loan portfolio. The multi-family mortgage loans are secured primarily by apartment complexes. These loans are subject to the same lending limits as apply to the Company's commercial real estate lending. The commercial loans primarily represent equipment and other business loans to professionals such as physicians and attorneys. These loans are an integral part of the Company's strategy of seeking synergy between its various deposit and loan products and as a service to existing customers.

Origination and Sale of Loans

       Historically, the Company has sold conforming, newly originated or refinanced 15 and 30-year fixed rate mortgage loans, primarily to the FNMA and the Federal Home Loan Mortgage Corporation (FHLMC), with servicing retained. For the year ending September 30, 2004, the Company sold $89.2 million of conforming newly originated or refinanced 15and 30-year fixed rate loans to FNMA and FHLMC.

       In addition, the Company sells loans under the single family Mortgage Revenue Bond Programs through local County Housing Finance Authorities. The servicing on these loans is released, which means the Company does not retain any administrative or collection responsibilities in connection with the loans. For the year ending September 30, 2004, the Company sold approximately $6.2 million in fixed rate loans to local County Housing Finance Authorities.

       The purpose of selling a portion of fixed rate loans from current production is to reduce the Company's interest rate risk by limiting the growth of longer term fixed rate loans in the portfolio and to generate service fee income over time. Historically, the Company has not purchased significant amounts of loans.

       The Company generally retains servicing when it sells loans and receives fees for servicing activities on such loans. These servicing activities include, but are not limited to, collecting principal, interest and escrow payments from borrowers; paying taxes and insurance from escrowed funds; monitoring delinquencies; and accounting for and remitting principal and interest payments. To the extent that the servicing fees exceed or do not provide adequate compensation for the services provided, the Company records a servicing asset or liability for the fair value of the servicing retained. Currently, the servicing fees retained by the Company are just adequate to compensate the Company for its servicing responsibilities. As of September 30, 2004 and 2003, no servicing assets and/or liabilities were recognized.

       The following table shows total loan origination activity including mortgage-backed securities, during the periods indicated.

                                                                    Years ended September 30,
                                                                    -------------------------
                                                           2004                 2003              2002
                                                           ----                 ----              ----

                                                                         (In thousands)
Mortgage loans (gross):
  At beginning of year (1)                              $1,535,845           $1,473,615        $1,343,699
  Mortgage loans originated:
    Construction 1-4 Family                                375,642              271,796           212,956
    Permanent 1-4 Family                                   319,231              395,210           310,545
    Multi-family                                            33,181               15,787            10,122
    Nonresidential                                          95,969               83,518            46,748
    Land                                                   170,605              100,581            46,676
                                                         ---------            ---------         ---------
  Total mortgage loans originated (2)                      994,628              866,892           627,047
  Mortgage loans sold                                      (95,403)            (144,493)         (104,177)
  Principal repayments                                    (602,986)            (659,890)         (392,039)
  Mortgage loans transferred to real estate owned             (242)                (279)             (915)
                                                         ---------            ---------         ---------
  At end of year (1)                                    $1,831,842           $1,535,845        $1,473,615
                                                         =========            =========         =========

Other loans (gross):
  At beginning of year                                  $  227,329           $  190,699        $  166,599
  Other loans originated                                   211,772              121,821           109,068
  Principal repayments                                    (159,421)             (85,191)          (84,968)
                                                         ---------            ---------         ---------
  At end of year                                        $  279,680           $  227,329        $  190,699
                                                         =========            =========         =========

Mortgage-backed securities:
  At beginning of year                                  $  308,075           $  181,269        $  153,714
  Mortgage-backed securities purchased                     234,691              232,822            84,143
  Mortgage-backed securities sold                           (4,991)                 ---               ---
  Principal repayments                                     (94,715)            (106,016)          (56,588)
                                                         ---------            ---------         ---------
  At end of year                                        $  443,060           $  308,075        $  181,269
                                                         =========            =========         =========

       (1) Includes loans held for sale of $2.4 million (gross).
       (2) Loans originated represent loans closed, however all loans may not be fully disbursed at time of closing.

                                -----------------

Mortgage-backed Securities

       A substantial part of the Company's business involves investments in mortgage-backed securities issued or guaranteed by an agency of the United States government. Historically, the Company's mortgage-backed securities portfolio has consisted primarily of pass-through mortgage participation certificates issued by FHLMC and FNMA. These pass-through certificates represent a participation interest in a pool of single-family mortgages, the principal and interest payments of which are passed from the loans' originators, through the FHLMC and FNMA which pool and package the participation interests into the form of securities, to investors such as the Company. The FHLMC and FNMA guarantee the payment of principal and interest. The underlying pool of mortgages can consist of either fixed-rate or adjustable-rate loans. At September 30, 2004, the Company's portfolio of mortgage-backed securities consisted entirely of FHLMC and FNMA participation certificates. Of the $443.1 million in mortgage-backed securities held at that date, all represented fixed-rate securities with anticipated maturity dates from one month to 29 years.

       The Company's fixed-rate mortgage-backed securities consist of both long-term and balloon securities. The long-term securities have original maturity terms of ten, fifteen and thirty years. The balloon securities have principal and interest amortization based on a thirty-year maturity schedule with final principal balloon payments due in five, seven or ten years from the date of the security. Balloon mortgage-backed securities are held in the portfolio as a means of reducing the average life of the fixed-rate portfolio. A shorter average portfolio life will help reduce the interest rate risk associated with these investments. As of September 30, 2004, long-term, fixed-rate mortgage-backed securities amounted to $45.2 million, which included $44.5 million in fifteen-year and $662,000 in thirty-year securities. In addition, five-year, seven-year, and ten-year balloon mortgage-backed securities amounted to $39.1 million, $356.9 million and $1.9 million, respectively.

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

       Residential delinquencies are handled by the Loan Collections Department. This department begins collection efforts on residential loans when a loan appears on the 15-day delinquent list. Borrowers are sent a notice to accelerate the debt when the debt is 45 days delinquent. If the delinquent account has not been corrected, foreclosure proceedings are begun generally at the 75th day of delinquency. At September 30, 2004, residential loans delinquent 90 days and longer represented .08% of the total residential loan portfolio.

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

       The following table shows the Company's loans delinquent 90 days or more and loan delinquencies as a percent of total loans at the dates indicated.


                                                                September30,
                                     --------------------------------------------------------------------

                                            2004                    2003                      2002
                                            -----                   ----                      ----
                                                            (Dollars in thousands)

                                     Number    Amount           Number  Amount            Number   Amount
Mortgage loans:
  Permanent 1-4 family                 17    $   935              19  $ 1,134                 20  $ 1,170
  Other mortgage                        3      2,014               1      475                  1       67
                                   ------     ------          ------   ------             ------   ------
  Total mortgage loans                 20      2,949              20    1,609                 21    1,237
Other loans                             7         83              11      397                 13      423
                                   ------     ------          ------   ------             ------   ------
Total loans                            27    $ 3,032              31  $ 2,006                 34  $ 1,660
                                   ======     ======          ======   ======             ======   ======
Delinquent loans to total loans                  .16%                     .14%                        .11%

                                ----------------

       As of September 30, 2004, 2003 and 2002, $0, $209,000, and $0,
respectively, of loans were on nonaccrual status which were less than 90 days past due.

       Nonperforming Assets. The Company also places emphasis on maintaining asset quality. The Company's nonperforming assets as a percentage of total assets decreased slightly from .13% at September 30, 2003 to .12% at September 30, 2004.

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

       The investment in impaired loans (primarily consisting of classified loans), other than those evaluated collectively for impairment, at September 30, 2004, 2003 and 2002 was $4,627,000, $6,259,000 and $8,941,000, respectively. The average recorded investment in impaired loans during the years ended September 30, 2004, 2003 and 2002 was approximately $5,568,000, $8,011,000 and $9,469,000, respectively. There were no commitments to lend additional funds to these borrowers. No specific allowances relating to these loans were recorded at September 30, 2004 and 2003. Interest income on impaired loans of approximately $381,000, $584,000 and $743,000 was recognized in the years ended September 30, 2004, 2003 and 2002, respectively.

       If a foreclosure action is instituted on a real estate-secured loan and the loan is not reinstated, paid in full, refinanced, or deeded back to the Company, the property is sold at a foreclosure sale at which the Company may be the buyer. Thereafter, such acquired property is listed in the Company's real estate owned (REO) account or that of a subsidiary, until the property is sold. Upon acquisition, the Company records all REO at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. The fair value is based upon the most recent appraisal and management's evaluation. If the fair value of the asset is less than the loan balance outstanding, the difference is charged against the Company's loan loss allowance prior to transferring the asset to REO. Should the foreclosure sale not produce sufficient proceeds to pay the loan balance and court costs, the Company's attorneys, where appropriate, may pursue the collection of a deficiency judgment against the responsible borrower.

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

       At the dates indicated, nonperforming assets in the Company's portfolio were as follows:

                                                                    September 30,
                                           ----------------------------------------------------------------
                                            2004          2003          2002          2001            2000
                                             ----         ----          ----          ----            ----


                                                                (Dollars in thousands)

Non-accrual mortgage loans:
  Delinquent less than 90 days             $  ---        $  209        $  ---        $   87          $  ---
  Delinquent 90 days or more                2,949         1,609         1,237         2,139           2,031
                                            -----         -----         -----         -----           -----
     Total                                  2,949         1,818         1,237         2,226           2,031
                                            -----         -----         -----         -----           -----
Non-accrual other loans:
  Delinquent less than 90 days                ---           ---           ---           176             50
  Delinquent 90 days or more                   83           397           423           183             230
                                            -----         -----         -----         -----           -----
     Total                                     83           397           423           359             735
                                            -----         -----         -----         -----           -----
Total non-accrual loans                     3,032         2,215         1,660         2,585           2,766
Accruing loans 90 days or more delinquent     ---           ---           ---           ---             ---
                                            -----         -----         -----         -----           -----
  Total nonperforming loans                 3,032         2,215         1,660         2,585           2,766
                                            -----         -----         -----         -----           -----
Other nonperforming assets:
  Real estate owned                            48           906           733           917             871
     Less allowance for losses                 --           ---           ---           ---             ---
                                            -----         -----         -----         -----           -----
     Total                                     48           906           733           917             871
                                            -----         -----         -----         -----           -----

Total nonperforming assets, net            $3,080        $3,121        $2,393        $3,502          $3,637
                                            =====         =====         =====         =====           =====

Nonperforming loans to total net loans       0.16%         0.14%         0.11%         0.18%           0.22%

Total nonperforming assets to total assets   0.12%         0.13%         0.11%         0.20%           0.23%

                               ------------------

       For the year ended September 30, 2004, interest income of $146,000 would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income was actually included in net income regarding non-accrual loans during the same period.

       After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in income from real estate operations on the consolidated statement of earnings.

       Net gains on the sale of real estate owned were $290,000, $78,000, and $35,000 for the years ended September 30, 2004, 2003 and 2002, respectively.

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

       The following table presents the Company's classified assets at the dates indicated.

                                                     September 30,
                                      -----------------------------------------

                                       2004              2003            2002
                                       ----              ----            ----
                                                    (In thousands)

     Substandard:
       Real Estate Owned              $   48           $  906           $  733
       Loans                           4,644            6,449            6,348
                                       -----            -----            -----
         Total Substandard             4,692            7,355            7,081
     Doubtful                            ---              140              203
     Loss                                ---              ---              ---
                                       -----            -----            -----

                                      $4,692           $7,495           $7,284
                                       =====            =====            =====

                               ------------------

Allowance for Loan Losses

       Provisions for loan losses are charged to operations to establish an allowance for loan losses; recognized loan losses (recoveries) are then charged (credited) to the allowance. The Company evaluates the outstanding loan portfolio with respect to the adequacy of the allowance for loan losses at least quarterly.

       Management's policy is to provide for estimated losses on the Company's loan portfolio based on management's evaluation of the probable losses (existing and inherent). Such evaluations are made for all major loans on which full collectibility of interest and/or principal may not be reasonably assured. The factors that the Company considers are the estimated value of the underlying collateral, the management of the borrower, and current operating results, trends and cash flow. In addition to analyzing individual loans, management also analyzes on a regular basis its asset classification and recent loss experience on other loans to help insure that prudent general allowances are maintained on one-to-four family loans, automobile loans and home equity loans. Management periodically evaluates the allowance percentages utilized for general allowance purposes based upon delinquency, charge off, underwriting, and other trends.

       The Company segregates the loan portfolio for loan loss purposes into the following broad segments: commercial real estate, residential real estate, commercial business and consumer loans. The Company provides for a general allowance for losses inherent in the portfolio by these categories, which consists of two components: (1) General loss percentages are calculated based upon historical analyses. (2) A supplemental portion of the allowance is calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

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

       The following tables set forth an analysis of the Company's allowance for loan losses at the dates indicated.

                                                                    Years ended September 30,
                                       --------------------------------------------------------------------------------

                                              2004             2003           2002             2001            2000
                                              ----             ----           ----             ----            ----
                                                                     (Dollars in thousands)

Balance at beginning of year               $ 16,199         $ 14,377       $ 13,417         $ 12,729        $ 11,952
    Provision for losses                      1,652            1,946          1,515              798             847
Charge offs:
    Residential                                 (12)             (50)           (15)             (20)            (75)
    Commercial real estate                      ---              ---            (87)             ---             (30)
    Consumer                                    (75)            (169)          (266)            (231)           (125)
    Other                                       ---              ---           (299)            (102)             (3)
                                             ------           ------         ------           ------          ------
       Total charge offs                        (87)            (219)          (667)            (353)           (233)



Recoveries:
    Residential                                  16               14             49               25              40
    Commercial real estate                      ---                2              2              ---              39
    Consumer                                     22               75             56               21              70
    Other                                       ---                4              5              197              14
                                             ------           ------         ------           ------          ------
       Total recoveries                          38               95            112              243             163

Balance at end of year                     $ 17,802         $ 16,199       $ 14,377         $ 13,417       $  12,729
                                             ======           ======         ======           ======          ======


Allowance for loan losses to total
    net loans                                   .94%            1.01%           .93%             .96%           1.02%

Allowance for loan losses to  total
    nonperforming loans                      587.20%          731.34%        865.87%          519.01%         460.19%

Allowance for loan losses and
    allowance for REO to total
    nonperforming assets                     578.13%          519.10%        600.72%          383.09%         350.02%

Net charge offs to average loans
    outstanding during the period              0.00%            0.01%          0.04%            0.01%           0.01%
Classified loans to total net loans            0.25%            0.41%          0.43%            0.38%           0.37%

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

                                                                    September 30,
                      -------------------------------------------------------------------------------------------------------------

                              2004               2003                   2002                   2001                 2000
                              ----               ----                   ----                   ----                 ----
                              % of Loans            % of Loans             % of Loans             % of Loans             % of Loans
                                in Each              in Each                in Each                 in Each              in Each
                              Category to           Category to            Category to            Category to           Category to
                      Amount  Total Loans   Amount Total Loans    Amount  Total Loans    Amount  Total Loans   Amount  Total Loans
                      ------  -----------   ------ -----------    ------  -----------    ------  -----------   ------  -----------

                                                                 (Dollars in thousands)

Allowance at end of
  period applicable
  to:
Residential          $ 2,880     64.87%    $ 2,957      68.43%    $ 3,160      73.33%    $ 3,177     75.48%    $ 2,820      74.69%
Commercial real
  estate               9,567     21.87       8,152      18.66       6,884      15.15       5,931     13.45       6,192      14.51
Consumer               3,433      9.83       3,238       9.71       3,056       9.46       2,786      8.95       2,432       8.67

Commercial business    1,922      3.43       1,852       3.20       1,277       2.06       1,523      2.12       1,285       2.13
                      ------    ------      ------     ------      ------     ------      ------    ------      ------     ------
    Total            $17,802    100.00%    $16,199     100.00%    $14,377     100.00%    $13,417    100.00%    $12,729     100.00%
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

       The table below summarizes the carrying value and estimated market value of the Company's portfolio of investment securities at the dates indicated.

                                                                   September 30,
                              ----------------------------------------------------------------------------------

                                           2004                         2003                       2002
                                           ----                         ----                       ----
                                                                  (In thousands)


                                  Carrying         Market      Carrying         Market    Carrying        Market
                                    value          value         value          value       value         value
                                    -----          -----         -----          -----       -----         -----
  Available for sale:
    FHLB notes                    $ 79,869       $ 79,869      $171,882       $171,882    $ 91,639      $ 91,639
    FFCB note                       20,014         20,014        10,338         10,338         ---           ---
    FHLMC notes                        ---            ---           ---            ---      51,132        51,132
    Equity securities                   25             25         3,968          3,968       4,434         4,434
                                   -------        -------       -------        -------     -------       -------
        Total                     $129,760       $129,760      $246,519       $246,519    $147,205      $147,205
                                   =======        =======       =======        =======     =======       =======


  Held to maturity:
    FHLB notes                         ---            ---        30,000         30,128         ---           ---
    FHLMC notes                        ---            ---        19,975         20,141         ---           ---
    Municipal securities               440            477           441            484         200           245
                                   -------        -------       -------        -------      ------       -------
        Total                     $    440       $    477      $ 50,416       $ 50,753    $    200      $    245
                                   =======        =======       =======        =======      ======       =======

  FHLB stock                      $ 29,175       $ 29,175      $ 25,525       $ 25,525    $ 22,276      $ 22,276

      The table below presents the contractual maturities and weighted average yields of investment securities at September 30, 2004 excluding FHLB stock and equity securities. Yields on tax-exempt obligations are not reported on a tax equivalent basis.

                     One Year or Less       One to Five Years       More Than Five Years            Total Investment Securities
                     ----------------       -----------------       --------------------            ---------------------------

                                                                  (Dollars in thousands)

                                                                                          Average
                               Weighted               Weighted                Weighted   remaining                        Weighted
                   Amortized   average    Amortized    average    Amortized   average    years to    Amortized   Market    average
                     cost       yield       cost        yield       cost       yield     maturity      cost       value     yield
                     ----       -----       ----        -----       ----       -----     --------      ----       -----     -----


  FHLB Notes        $20,101    1.91%    $ 60,026       2.60%      $  ---        ---%       2.0      $ 80,127   $ 79,869     2.43
  FNMA Notes            ---     ---       30,018       2.43          ---        ---        2.0        30,018     29,852     2.43
  FFCB Notes         10,074    1.62       10,000       1.90          ---        ---        1.4        20,074     20,014     1.76
  Municipal
     Securities         155    2.12           85       2.60          200       7.40        3.4           440        477     4.61

                               ------------------

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

     The Company has thirty-five full-service banking offices in addition to its home office in Fort Pierce. The Company's strategy has been to have conveniently located offices in growth markets as one of its main methods of attracting funds. The Company's deposits are obtained primarily from areas surrounding its offices. Certificate accounts in excess of $100,000 are not actively solicited nor are brokers used to obtain deposits.

     The Company offers internet banking services that allows customers the ability to access their accounts through any computer terminal that has internet browser capabilities, using secure technology. Customers benefit by having access to their accounts and being able to initiate transactions at the time that suits them best. The Company also offers a bill pay service.

      Management believes that demand and passbook accounts are less sensitive to changes in interest rates than other types of accounts, such as certificate accounts. As of September 30, 2004, the Company had 50.73% of its deposits in passbook and demand accounts, 48.35% in certificate accounts and .92% in official checks. When management determines the levels of its deposit rates, consideration is given to local competition, U.S. Treasury securities offerings, and anticipated funding requirements.

     The following table sets forth the distribution of the Company's deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented. Management does not believe that the use of year-end balances instead of average monthly balances produces any material difference in the information presented:


                                                                           September 30,
                                --------------------------------------------------------------------------------------------------
                                            2004                               2003                               2002
                                           -----                              -----                               ----
                                                     Weighted                          Weighted                            Weighted
                                                     Average                            Average                             Average
                                                     Nominal                            Nominal                             Nominal
                               Amount      Percent    Rate        Amount     Percent      Rate        Amount     Percent      Rate
                               ------      -----      ----        ------     -------      ----        ------     -------      ----

                                                                      (Dollars in thousands)
Demand accounts:
  Non-interest
    Bearing demand        $  315,588      18.08%         N/A    $  245,665      15.85%       N/A   $  158,599      11.55%       N/A
  NOW accounts               138,126       7.92          .11%      115,054       7.42        .10%      97,150       7.08        .30%
  Money market accounts
                             263,592      15.11         1.20       213,961      13.80       1.00      166,004      12.09       1.44
                           ---------  ---------    ---------     --------- ----------  ---------    ---------  ---------  ---------

  Subtotal                   717,306      41.11          .46       574,680      37.07        .39      421,753      30.72        .64
Savings accounts:
  Passbook                   167,848       9.62          .27       140,432       9.06        .27      115,306       8.40        .52

Certificate accounts         843,623      48.35         2.55       815,727      52.62       2.60      814,127      59.30       3.74

Official checks               16,053        .92          N/A        19,421       1.25        N/A       21,697       1.58        N/A
                           ---------  ---------    ---------     ---------  ---------  ---------    ---------  ---------  ---------
  Total deposits          $1,744,830     100.00%        1.45%   $1,550,260     100.00%     1.54%   $1,372,883     100.00%      2.46%
                           =========  =========    =========     =========  =========  =========    =========  =========  =========

                                 -----------------

    The following table sets forth the Company's certificate accounts classified by rates as of the dates indicated.


                                                   September 30,
                                 -----------------------------------------------

                                   2004                2003               2002
                                   ----                ----               ----

                                              (Dollars in thousands)

         0.00 - 2.00%           $ 208,245           $ 230,216         $  58,297
         2.01 - 3.00%             431,839             357,715           169,064
         3.01 - 4.00%             117,229             134,985           318,683
         4.01 - 5.00%              65,830              69,737           122,280
         5.01 - 6.00%              15,150              17,614            56,015
         6.01 - 7.00%               5,330               5,460            87,692
         7.01 - 8.00%                 ---                 ---             2,096
                                  -------             -------           -------
Total certificate accounts      $ 843,623           $ 815,727         $ 814,127
                                  =======             =======           =======

    At September 30, 2004, the Company had certificate accounts in amounts of $100,000 or more maturing as follows:


                Maturity Period                                  Amount
                ---------------                                  ------
                                                             (In thousands)
                3 Months or Less                               $  33,854
                Over 3 to 6 Months                                31,711
                Over 6 to 12 Months                               59,410
                Over 12 Months                                    69,666
                                                                 -------
                Total                                          $ 194,641
                                                                 =======

    The following table contains information regarding deposit account activity for the periods shown.

                                                                       Years ended September 30,
                                                       -----------------------------------------------------
                                                            2004                 2003                2002
                                                            ----                 ----                ----
                                                                        (Dollars in thousands)

   Net increase before interest credited                  $ 174,300           $ 154,208           $ 140,568
   Interest credited                                         20,270              23,169              31,794
                                                           --------            --------            --------
   Deposit account increase                               $ 194,570           $ 177,377           $ 172,362
                                                           ========            ========            ========


   Weighted average cost of deposits during the year           1.43%               1.88%               2.93%

   Weighted average cost of deposits at end of year            1.45%               1.54%               2.46%

                               -----------------

      Borrowings. The Bank is a member of the FHLB. The FHLB offers various fixed rate and variable rate advances to its members. The FHLB underwrites each advance request based on factors such as adequacy and stability of capital position, quality and composition of assets, liquidity management, level of borrowings from all sources and other such factors. Pursuant to a collateral agreement with the FHLB, all advances are secured by stock in the FHLB and a blanket floating lien that requires the Company to maintain qualifying first mortgage loans as pledged collateral in an amount equal to, when discounted at 80% of the unpaid principal balances, the advances.

      As of September 30, 2004, the Company had $553.5 million of outstanding FHLB advances. Of this amount, $540.5 million have maturity dates of fifteen months or longer. The remaining $13 million of FHLB advances are short-term, with maturity dates of twelve months or less. Of the $540.5 million long-term FHLB advances, the FHLB could call $90 million on specified dates in 2005, $75 million on specified dates in 2006, $160 million on specified dates in 2007, $50 million on specified dates in 2008 and $75 million on specified dates in 2009.

      As of September 30, 2004, the Company had a total credit limit of $656.8 million and an availability limit of $103.3 million with the FHLB.

      In addition to FHLB advances, the Company had $403.3 million of unpledged mortgage-backed securities at September 30, 2004. These unpledged mortgage-backed securities could be used as collateral under reverse repurchase transactions with various security dealers. Such borrowing transactions could provide additional cash and liquidity to the Company in the event of sudden or unforeseen deposit withdrawals.

      The following table sets forth information regarding the Company's borrowing at and for the periods indicated:


                                                                               At or for the year ended September 30,

                                                                                   2004          2003          2002
                                                                                   ----          ----          ----
                                                                                         (Dollars in thousands)
       FHLB Advances:
             Average balance                                                     $ 535,382    $ 457,300     $ 352,199
             Maximum balance at any month-end                                      553,502      510,512       445,528
             Balance at year end                                                   553,492      503,511       445,528
             Weighted average interest rate during the year                          4.42%         4.89%         5.34%
             Weighted average interest rate at year end                              4.35%         4.50%         4.97%
       Other Borrowings:
             Average balance                                                     $     875     $    591     $      20
             Maximum balance at any month-end                                          850          900            43
             Balance at year end                                                       785          855           ---
             Weighted average interest rate during the year                           5.79%        5.96%        13.82%
             Weighted average interest rate at year end                               6.00%        6.00%          .00%
       Total Borrowings:
             Average balance                                                     $ 536,257    $ 457,891     $ 352,219
             Maximum balance at any month-end                                      554,322      511,373       445,528
             Balance at year end                                                   554,277      504,366       445,528
             Weighted average interest rate during the year                           4.42%        4.89%         5.34%
             Weighted average interest rate at year end                               4.35%        4.50%         4.97%

                               ------------------

Subsidiaries

      Federal associations generally may invest up to 2% of their assets in the capital stock, obligations or other securities of service corporations plus an additional 1% of assets for community inner city or community development purposes. In addition, federal associations such as the Bank may invest in the aggregate up to 50% of their total regulatory capital in primarily loans to service corporations and lower tier entities. Further, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities that a federal association may engage in directly.

     The Company has four active service corporation subsidiaries. Appraisal Analysts, Inc. provides real estate appraisal services to the Company as well as third parties. Harbor Insurance Agency, Inc. specializes in property and casualty insurance and provides a full range of insurance products to its customers. (See Note 17 to Consolidated Financial Statements on page 60 in the Annual Report). Harbor Florida Financial Services, Inc. offers non-deposit investment products for sale through the Bank's branch offices. H. F.
Development Company, Inc. serves as a repository for some of the Company's commercial REO properties held for disposition. See "Business -- Delinquent, Nonperforming and Classified Assets".

Competition

      The Company faces strong competition both in attracting deposits and in originating loans. Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations and credit unions in its market area. The Company expects continued strong competition from such financial institutions in the foreseeable future. The Company's market area includes branches of a number of commercial banks that are substantially larger than the Company in terms of statewide deposits. The Company competes for deposits by offering depositors a high level of personal service, convenient locations and competitive interest rates.

      The competition for loans comes principally from commercial banks, mortgage banking companies and other savings associations. Lending competition has increased substantially in recent years as a result of the large number of institutions seeking to benefit from the growth in the Company's market area. The Company competes for loans primarily through the interest rates and loan fees it charges, the types of loans it offers, and the efficiency and quality of services it provides borrowers, real estate brokers and builders. Factors that affect competition include general and local economic conditions, current interest rate levels and volatility of the mortgage markets. Based on total assets, as of September 30, 2004, the Company was the largest savings institution headquartered in the seven county area served by the Company.

Employees

      At September 30, 2004, the Company had a total of 587 full-time and 81 part-time employees, none of whom were represented by a collective bargaining unit. The Company considers its relations with its employees to be good.


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

Item 2.  Properties

      The Company conducts its business from its headquarters in Fort Pierce and through 35 full-service banking offices, and five insurance agency locations. These offices are located in Brevard, Indian River, Martin, Okeechobee, St. Lucie, Lake and Volusia counties, Florida. The net book value at September 30, 2004 of the Company's offices was $29.6 million. The following table sets forth information regarding the Company's offices.


                                          Year                                            Lease
         Location                        Opened             Owned/Leased             Expiration Date
         --------                        ------             ------------             ---------------

ST. LUCIE COUNTY
----------------

Downtown Fort Pierce                      1934                 Owned
100 South Second Street
Fort Pierce, FL 34950

Virginia Avenue                           1968                 Owned
500 Virginia Avenue
Fort Pierce, FL 34982

Prima Vista                               1975                 Owned
7181 South U.S. Highway 1
Port St. Lucie, FL 34952

Midport Road                              1981                 Owned
2400 S.E. Midport Road, Suite 100
Port St. Lucie, FL 34952

Lakewood Park                             1981                 Owned
5100 Turnpike Feeder Road
Fort Pierce, FL 34951


                                          Year                                            Lease
         Location                        Opened             Owned/Leased             Expiration Date
         --------                        ------             ------------             ---------------
Orange Blossom Mall                       1984                 Owned
4156 Okeechobee Road
Fort Pierce, FL 34947

Darwin Square                             1991                 Owned
3201 S.W. Port St. Lucie Boulevard
Port St. Lucie, FL 34953

St. Lucie West                            1993                 Owned
1320 S.W. St. Lucie West Boulevard
Port St. Lucie, FL 34986

Harbor Insurance Agency, Inc.             2000                 Leased                    01/14/06
2222 Colonial Road, Suite 100
Fort Pierce, FL 34950

Harbor Insurance Agency, Inc.             2003                 Owned
2400 S.E. Midport Road, Suite 110
Port St. Lucie, FL 34952

St. James                                 2003                 Owned
5493 N.W. St. James Drive
Port St. Lucie, FL 34983

INDIAN RIVER
------------

Miracle Mile                              1973                 Owned
655 21st Street
Vero Beach, FL 32960

Sebastian                                 1979                 Owned
13397 U.S. Highway #1
Sebastian, FL 32958

Causeway                                  1981                 Owned
1700 A1A
Vero Beach, FL 32963

Indian River Mall                         1997                 Owned
6080 20th Street
Vero Beach, FL 32966

West Sebastian                            1998                 Owned
993 Sebastian Boulevard
Sebastian, FL 32958

Harbor Insurance Agency, Inc.             2001                 Owned
6078 20th Street
Vero Beach, FL 32966


                                          Year                                            Lease
         Location                        Opened             Owned/Leased             Expiration Date
         --------                        ------             ------------             ---------------

Oslo Road                                 2004                 Owned
4105 9th Street S.W.
Vero Beach, FL 32968

MARTIN COUNTY
-------------

Palm City                                 1978                 Owned
1251 S.W. 27th Street
Palm City, FL 34990

East Ocean                                1981                 Owned
1500 E. Ocean Boulevard
Stuart, FL 34996

Downtown Stuart                           1996                 Leased                    08/14/05
789 S. Federal Highway
Stuart, FL 34994

Jensen Beach                              1999                 Leased                    05/31/05
3639 N.W. Federal Highway
Jensen Beach, FL 34957

Harbor Insurance Agency, Inc.             2004                 Owned
1251 S.W. 27th Street, Suite 4
Palm City, FL 34990

BREVARD COUNTY
--------------

Palm Bay                                  1981                 Owned
5295 Babcock Street, N.E.
Palm Bay, FL 32905

Indialantic                               1981                 Owned
305 5th Avenue
Indialantic, FL 32903

West Melbourne                            1982                 Owned
2950 W. New Haven Avenue
West Melbourne, FL 32904

Baytree/Viera                             1995                 Owned
100 Capron Trail
Melbourne, FL 32940

Palm Bay West                             2001                 Owned
122 Malabar Road, S.W.
Palm Bay, FL 32907

Rockledge                                 2001                 Owned
630 Barnes Boulevard
Rockledge, FL 32955


                                          Year                                            Lease
         Location                        Opened             Owned/Leased             Expiration Date
         --------                        ------             ------------             ---------------

Cocoa Commons                             2002                 Owned
2323 Highway 524
Cocoa, FL 32926

Merritt Island                            2004                 Owned
1840 N. Courtenay Parkway
Merritt Island, FL 32953

Harbor Insurance Agency, Inc.             2004                 Leased                    1/19/07
5270 Babcock Street N.E., Suite 7
Palm Bay, FL 32905

OKEECHOBEE COUNTY
-----------------

Okeechobee                                1980                 Owned
2801 Highway #441 South
Okeechobee, FL 34974

VOLUSIA COUNTY
--------------

Port Orange                               1983                 Owned
4035 S. Nova Road
Port Orange, FL 32127

Ormond Beach                              1984                 Owned
75 N. Nova Road
Ormond Beach, FL 32174

New Smyrna Beach                          1988                 Owned
2230 State Road #44
New Smyrna Beach, FL 32168

Deltona                                   1998                 Owned
2901 Howland Boulevard
Deltona, FL 32725

Deland                                    1999                 Owned
312 N. Woodland Boulevard
Deland, FL 32720

Ormond by the Sea                         1999                 Owned
1190 Ocean Shore Boulevard
Ormond Beach, FL 32176

Orange City                               2002                 Owned
884 Saxon Boulevard
Orange City, FL 32763

LAKE COUNTY
-----------

                                          Year                                            Lease
         Location                        Opened             Owned/Leased             Expiration Date
         --------                        ------             ------------             ---------------

Citrus Tower                              2004                 Leased                   11/19/23 (1)
210 Citrus Tower Boulevard
Clermont, FL 34711

(1) Land lease

                               ------------------

      Subject to business decisions which may occur from time to time on selected leases, leases are anticipated to renew upon their expiration.

      The Company uses a data processing service located in Milwaukee, Wisconsin for record keeping activities. The data processor specializes in servicing financial institutions. The Company's current contract expires in 2009. All data processing equipment that is used internally by the Company is owned by the Company. The net book value of such data processing equipment and related software as of September 30, 2004 was $3,596,000.

Item 3.  Legal Proceedings

      There are various claims and lawsuits in which the Company is periodically involved incident to the Company's business. In the opinion of management, no material loss is anticipated from any such pending claims or lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company's common stock trades on the NASDAQ National Market under the symbol HARB. The approximate number of shareholders of record and beneficial shareholders of the common stock at December 3, 2004 was 9,922, some of which are street name holders.

      The Company declared $0.6400 in cash dividends per share for the twelve months ended in fiscal 2004. Dividend payments were $0.1450 in the first quarter and $0.1600 in the second, third and fourth quarters. The Company currently expects that comparable cash dividends will continue to be paid in the future. However, the declaration of dividends by the Board of Directors (if any) will depend upon a number of factors, including but not limited to, the health and financial condition of the Company, capital requirements, regulatory limitations, results of operations and the general requirements of Delaware state law.

      On December 3, 2004, the closing sales price of the Company's common stock was $36.00 per share. The following table sets forth the market price range of the high and low closing sales price and cash dividends paid per share of common stock as reported by the NASDAQ stock market for the four quarters of fiscal years 2004 and 2003.

                                            Low         High         Dividends
                                            ---         ----         ---------
FISCAL 2004
   First Quarter................          $26.53       $30.88         $.1450
   Second Quarter ..............           27.51        31.25          .1600
   Third Quarter................           26.47        29.23          .1600
   Fourth Quarter...............           27.09        32.93          .1600
FISCAL 2003
   First Quarter................          $19.06       $23.14         $.1125
   Second Quarter ..............           22.46        24.77          .1300
   Third Quarter................           23.51        27.25          .1300
   Fourth Quarter...............           23.97        27.76          .1450

      Information concerning securities authorized for issuance under the Company's equity compensation plans is set forth in "Item 12. Security Ownership of Certain Beneficial Owners and Management - (d) Equity Compensation Plan Information," and is incorporated herein by reference.

      The following table sets forth the Company's treasury stock purchases for the quarter ended September 30, 2004:

                                                   Total number of shares purchased as     Maximum number of shares
              Total number of        Average      part of the stock repurchase plan       that may yet be purchased
              shares purchased        price        extended on October 13, 2004              under the plan
              ----------------        -----        ----------------------------              --------------
 July                  ---               N/A                    ---                             687,323
 August                ---               N/A                    ---                             687,323
 September          10,025            $32.58                 10,025                             677,298

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      The information contained in the sections captioned "Disclosure on Quantitative and Qualitative Market Risk and Asset and Liability Management", "Interest Rate Sensitivity" and "Interest Rate Risk" is contained on pages 21 through 24 in the Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Company's consolidated financial statements listed in Item 15 herein, together with the report thereon by KPMG LLP, are found in the Annual Report on pages 33 through 64 and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

Based on their evaluation, the Company's Chief Executive Officer, Michael J. Brown, Sr. and Chief Financial Officer, H. Michael Callahan, have concluded the Company's disclosure controls and procedures are effective as of

September 30, 2004 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the last fiscal quarter, there have been no changes in the internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the internal control over financial reporting.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information contained under the sections captioned "Beneficial Ownership of Common Stock," on pages 2 through 4, "Board Meetings and Committees" on pages 7 through 10 and "Section 16(A) Beneficial Ownership Reporting Compliances" on page 18 of the Proxy Statement of Harbor Florida Bancshares, Inc. (the "Proxy Statement) filed with the SEC on December 15, 2004 is incorporated herein by reference.

      The Company has adopted a code of ethics for financial professionals that applies to its chief executive officer, chief financial officer and controller. A copy of the Company's code of ethics is attached as Exhibit 14.1 to this Form 10-K and is also posted on its Internet site at www.harborfederal.com. In the event that the Company makes any amendment to, or grants any waiver from, a provision of the code of ethics that applies to the chief executive officer, chief financial officer or controller and that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver and the reasons therefor on its Internet site. Under the terms of the code of ethics for financial professionals, the chief executive officer, chief financial officer and controller are required to report any possible violation of the code.

Item 11.  Executive Compensation

      The information contained under the sections captioned "Executive Compensation" on pages 11 through 15 of the Proxy Statement filed with the SEC on December 15, 2004 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  (a) Security Ownership of Certain Beneficial Owners

      The information required by this item under the sections captioned "Voting Procedures" on page 2 and "Beneficial Ownership of Common Stock" on pages 2 through 4 of the Proxy Statement filed with the SEC on December 15, 2004 is incorporated herein by reference.

  (b) Security Ownership of Management

      The information required by this item under the section captioned "Beneficial Ownership of Common Stock" on pages 2 through 4 of the Proxy Statement filed with the SEC on December 15, 2004 is incorporated herein by reference.

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
   Incentive stock option plans              1,045,406                     $ 12.78                          152,439
   1998 Recognition and Retention
     Plan                                      167,573                         N/A                           38,557
Equity Compensation plans not
   approved by shareholders(1):
   Director's Deferred
     Compensation Plan                         310,586                         N/A                              N/A

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

Item 13.  Certain Relationships and Related Transactions

      The information required by this item under the sections captioned "Voting Procedures" on page 2, "Beneficial Ownership of Common Stock" on pages 2 through 4 and "Certain Transactions" on page 16 through 17 of the Proxy Statement filed with the SEC on December 15, 2004 is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

      The information required by this item under the section captioned "Independent Auditors" on page 17 and 18 of the Proxy Statement filed with the SEC on December 15, 2004 is incorporated herein by reference.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)       Documents filed as a part of this Report:

          (1) The Consolidated Financial Statements of the Registrant as listed below (See Exhibit 13) are filed as part of this document under Item 8:

                                                                                        Pages in
                                                                                      Annual Report
                                                                                      -------------

          Report of Independent Registered Public Accounting Firm                           33

          Consolidated Statements of Financial Condition                                    34

          Consolidated Statements of Earnings                                               35

          Consolidated Statements of Stockholders' Equity and Comprehensive
           Income                                                                           36

          Consolidated Statements of Cash Flows                                             38

          Notes to Consolidated Financial Statements                                        40

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

 10(xi) *Senior Officer Incentive Plan for fiscal year 2004 (Exhibit 10(xi) to Form 10-K for the year ended September 30, 2003 filed December 29, 2003)

 10(xii)       *Amendments  to Change of  Control  Agreements  (Exhibit
               10(xii) to Form 10-Q for the quarter ended June 30, 2004 filed August 13, 2004)

 13 **Excerpts from the 2004 Annual Report to Shareholders filed herewith. Such Annual Report, except for those portions specifically incorporated by reference, is furnished to the SEC for information purposes only and should not be deemed to be filed.

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

 99 *Proxy Statement for the 2004 Annual Meeting of Shareholders filed with the SEC on December 15, 2004.

*Incorporated by reference.
**Included with this report.

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

                                            HARBOR FLORIDA BANCSHARES, INC.
                                                          (Registrant)

Dated: December 13, 2004                    By:              /s/
                                            ---------------------------------
                                            Michael J. Brown, Sr.
                                            President and Chief Executive
                                            Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


             /s/                                          December 13, 2004
---------------------------------------
Michael J. Brown, Sr.
President, Chief Executive
Officer and Director

             /s/                                          December 13, 2004
---------------------------------------
H. Michael Callahan
Chief Financial Officer

             /s/                                          December 13, 2004
---------------------------------------
Lynn W. Wall
Controller and Chief Accounting Officer

             /s/                                          December 13, 2004
---------------------------------------
Bruce R. Abernethy, Sr., Director

             /s/                                          December 13, 2004
---------------------------------------
Richard N. Bird, Director

             /s/                                          December 13, 2004
---------------------------------------
Edward G. Enns, Director

             /s/                                          December 13, 2004
---------------------------------------
Frank H. Fee, III, Director

             /s/                                          December 13, 2004
---------------------------------------
Richard B. Hellstrom, Director

             /s/                                          December 13, 2004
---------------------------------------
Larry Lee, Jr., Director

             /s/                                          December 13, 2004
---------------------------------------
Richard L. Lynch, Director

             /s/                                          December 13, 2004
---------------------------------------
Dr. Edwin R. Massey, Director

             /s/                                          December 13, 2004
---------------------------------------
Richard V. Neill, Sr., Director

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

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

         /s/
----------------------
Michael J. Brown, Sr.
Chief Executive Officer
December 13, 2004

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

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

         /s/
---------------------
H. Michael Callahan
Chief Financial Officer
December 13, 2004

                                                                 EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



The following certification accompanies the issuer's Annual Report on Form 10-K and is not filed, as provided in SEC Release Nos. 33-8238, 34-47986 dated June 5, 2003.

In connection with the Annual Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-K for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael J. Brown, Sr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.




         /s/
----------------------
Michael J. Brown, Sr.
Chief Executive Officer
December 13, 2004

                                                                 EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




The following certification accompanies the issuer's Annual Report on Form 10-K and is not filed, as provided in SEC Release Nos. 33-8238, 34-47986 dated June 5, 2003.

In connection with the Annual Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-K for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Michael Callahan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.




         /s/
---------------------
H. Michael Callahan
Chief Financial Officer
December 13, 2004