Form 10-Q
period 2004-12-31
HARBOR FLORIDA BANCSHARES INC
filed 2005-02-09
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: December 31, 2004
                                -----------------
                                       OR

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

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                (Address of principal executive offices/ZIP code)

Registrant's telephone number, including area code          (772) 461-2414
                                                  ----------------------------


Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___No ____

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _X__ No ____


As of January 21, 2005, there were 23,847,786 shares of the Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                Table of Contents

Part I.  Financial Information                                            Page
------------------------------                                            ----

Item 1.     Financial Statements.

            Condensed Consolidated Statements of Financial Condition as of
            December 31, 2004 and September 30, 2004 (unaudited)..............2

            Condensed Consolidated Statements of Earnings for the three months ended December 31, 2004 and 2003 (unaudited)......................3

            Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2004 and 2003 (unaudited)...............4

            Notes to Condensed Consolidated Financial Statements.
            (unaudited).......................................................6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................15

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.......23

Item 4.     Controls and Procedures..........................................23

Part II. Other Information
--------------------------

Item 1.     Legal Proceedings................................................23

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds......23

Item 3.     Defaults Upon Senior Securities..................................24

Item 4.     Submission of Matters to a Vote of Security Holders..............24

Item 5.     Other Information................................................24

Item 6.     Index of Exhibits ...............................................24

            Signature Page...................................................26

                                           PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
      Condensed Consolidated Statements of Financial Condition (unaudited)
                                 (In thousands)

                                                                  December 31,          September 30,
                                                                       2004                 2004
                                                                       ----                -----
 Assets:
 Cash and amounts due from depository institutions                $    64,191          $    67,822
 Interest-bearing deposits in other banks                              93,503                7,053
 Investment securities held to maturity                                   285                  440
 Investment securities available for sale                             149,015              129,760
 Mortgage-backed securities held to maturity                          473,431              443,060
 Loans held for sale                                                    2,677                2,438
 Loans, net                                                         1,933,269            1,891,169
 Accrued interest receivable                                           11,301               11,243
 Real estate owned                                                         76                   48
 Premises and equipment, net                                           40,041               36,529
 Federal Home Loan Bank stock                                          29,508               29,175
 Goodwill                                                               3,591                3,591
 Other assets                                                           4,406                4,781
                                                                   ----------           ----------
         Total assets                                             $ 2,805,294          $ 2,627,109
                                                                   ==========           ==========

Liabilities and Stockholders' Equity:
Liabilities:
   Deposits                                                       $ 1,941,482          $ 1,744,830
   Short-term borrowings                                               13,766               13,785
   Long-term debt                                                     535,489              540,492
   Advance payments by borrowers for taxes and insurance                7,635               26,328
   Income taxes payable                                                 6,554                7,584
   Other liabilities                                                    5,473                7,446
                                                                   ----------           ----------
         Total liabilities                                          2,510,399            2,340,465
                                                                   ----------           ----------

Stockholders' Equity:
   Preferred stock                                                        ---                  ---
   Common stock                                                         3,181                3,179
   Paid-in capital                                                    204,128              202,904
   Retained earnings                                                  207,212              200,040
   Accumulated other comprehensive loss, net                             (629)                (298)
   Common stock purchased by:
     Employee stock ownership plan (ESOP)                              (9,079)              (9,254)
     Recognition and retention plan (RRP)                              (2,172)              (2,228)
   Treasury stock                                                    (107,746)            (107,699)
                                                                   ----------           ----------
         Total stockholders' equity                                   294,895              286,644
                                                                   ----------           ----------
         Total liabilities and stockholders' equity               $ 2,805,294          $ 2,627,109
                                                                   ==========           ==========

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings (unaudited)
                      (In thousands except per share data)

                                                                        Three months ended
                                                                            December 31,
                                                                            ------------
                                                                       2004              2003
                                                                       ----              ----
         Interest income:
            Loans                                                    $ 32,380        $ 28,701
            Investment securities                                       1,060           1,939
            Mortgage-backed securities                                  4,493           3,462
            Other                                                         397              34
                                                                      -------         -------
              Total interest income                                    38,330          34,136
                                                                      -------         -------
         Interest expense:
            Deposits                                                    6,647           5,911
            Borrowings and debt                                         6,158           5,823
                                                                      -------         -------
              Total interest expense                                   12,805          11,734
                                                                      -------         -------

              Net interest income                                      25,525          22,402
         Provision for loan losses                                        450             448
                                                                      -------         -------
              Net interest income after provision for
                 loan losses                                           25,075          21,954
                                                                      -------         -------

         Other income:
            Fees and service charges                                    3,672           3,385
            Insurance commissions and fees                                645             721
            Income from real estate operations                             48             169
            Gain on sale of mortgage loans                                468             741
            Gain (loss) on disposal of premises and equipment             303              (1)
            Gain on sale of equity securities                             ---             311
            Other                                                           7              (3)
                                                                      -------         -------
              Total other income                                        5,143           5,323
                                                                      -------         -------

         Other expenses:
            Compensation and employee benefits                          7,485           7,010
            Occupancy                                                   1,795           1,632
            Data processing services                                      847             837
            Advertising and promotion                                     459             343
            Other                                                       1,892           1,769
                                                                      -------         -------
              Total other expense                                      12,478          11,591
                                                                      -------         -------

         Income before income taxes                                    17,740          15,686
         Income tax expense                                             6,950           6,137
                                                                      -------         -------
              Net income                                             $ 10,790        $  9,549
                                                                      =======         =======

         Net income per share
              Basic                                                  $   0.48        $   0.42
                                                                      =======         =======
              Diluted                                                $   0.46        $   0.41
                                                                      =======         =======

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                       Three months ended
                                                                                           December 31,
                                                                                           ------------
                                                                                     2004                 2003
                                                                                     ----                 ----
    Cash flows from operating activities:
         Net income                                                             $   10,790            $    9,549
         Adjustments to reconcile net income to net cash provided
            by operating activities:
            Gain on sale of equity securities available for sale                       ---                  (311)
           (Gain) loss on disposal of premises and equipment                          (303)                    1
            Gain on sale of real estate owned                                          (42)                 (117)
            Gain on sale of mortgage loans                                            (468)                 (741)
            Provision for loan losses                                                  450                   448
            Provision for losses on real estate owned                                   15                   ---
            Depreciation and amortization                                              419                   200
            Deferred income tax expense                                                 72                   287
            Originations of loans held for sale                                    (21,634)              (28,170)
            Proceeds from sale of loans held for sale                               21,863                28,909
            Increase in deferred loan fees and costs                                 1,620                 1,546
            Increase in accrued interest receivable                                    (58)                 (202)
            Decrease (increase) in other assets                                        253                  (315)
           (Decrease) increase in income taxes payable                                (591)                3,970
            Decrease in other liabilities                                           (1,973)                 (975)
                                                                                 ---------             ---------
              Net cash provided by operating activities                             10,413                14,079
                                                                                 ---------             ---------


    Cash flows from investing activities:
         Net increase in loans                                                     (42,856)              (39,765)
         Purchase of mortgage-backed securities                                    (55,145)              (82,764)
         Proceeds from principal repayments of mortgage-backed securities           24,520                19,719
         Proceeds from maturities and calls of investment securities held
              to maturity                                                              155                10,000
         Proceeds from maturities and calls of investment securities
              available for sale                                                       ---                40,000
         Proceeds from sale of investment securities available for sale                ---                   435
         Purchase of investment securities available for sale                      (19,881)              (10,000)
         Proceeds from sale of real estate owned                                        81                   258
         Purchase of premises and equipment                                         (4,228)               (1,152)
         Proceeds from the disposal of premises and equipment                          557                    13
         FHLB stock, net                                                              (333)                   50
                                                                                 ---------             ---------
              Net cash used in investing activities                                (97,130)              (63,206)
                                                                                 ---------             ---------

              HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                       Three months ended
                                                                                           December 31,
                                                                                           ------------
                                                                                    2004                 2003
                                                                                    ----                 ----
    Cash flows from financing activities:
         Net increase in deposits                                                  196,652                 65,136
         Net proceeds of short-term borrowings                                      (5,019)                 6,000
         Repayments of long-term debt                                                   (3)                   (22)
         Decrease in advance payments by borrowers for taxes
            and insurance                                                          (18,693)               (18,152)
         Dividends paid                                                             (3,618)                (3,261)
         Common stock options exercised                                                264                    454
         Purchase of treasury stock                                                    (47)                  (169)
                                                                                 ---------             ----------
            Net cash provided by financing activities                              169,536                 49,986
                                                                                 ---------             ----------

            Net increase in cash and cash equivalents                               82,819                    859
    Cash and cash equivalents - beginning of period                                 74,875                 59,694
                                                                                 ---------             ----------
    Cash and cash equivalents - end of period                                   $  157,694            $    60,553
                                                                                 =========             ==========


    Supplemental disclosures:
         Cash paid for:
            Interest                                                            $   12,983            $    11,821
            Taxes                                                                    7,469                  2,100
         Noncash investing and financing activities:
            Additions to real estate acquired in settlement of loans
              through foreclosure                                                       82                     59
            Sale of real estate owned financed by the Company                          ---                    160
            Tax benefit of stock plans credited to capital                             439                    449
            Change in unrealized loss on securities available for sale                (539)                (1,515)
            Change in deferred taxes related to securities available for
              sale                                                                     208                    585
            Distribution of RRP shares                                                  56                     56
            Transfer to short-term borrowings from long-term debt                    5,000                  5,001

    See accompanying notes to condensed consolidated financial statements.


Notes to Condensed Consolidated Financial Statements (unaudited)

(1)      BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements for Harbor Florida Bancshares, Inc. (the "Company") and its subsidiary Harbor Federal Savings Bank (the "Bank") reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the Company's consolidated financial condition and the consolidated results of operations and cash flows for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

The Company's only significant business is holding the common stock of the Bank. Consequently, its net income is primarily derived from the Bank.

Certain amounts included in the December 31, 2003 consolidated financial statements have been reclassified in order to conform to the December 31, 2004 presentation.

On December 12, 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3). SOP 03-3 requires acquired loans with poor credit quality to be recorded at fair value and prohibits carrying over or creation of valuation allowances in the initial accounting for loans. SOP 03-3 also limits the yield that may be accreted to income. SOP 03-3 applies to the purchase of an individual loan, a pool of loans, and loans acquired in a business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. SOP 03-3 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2004, the Emerging Issues Task Force (EITF) issued EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1) to provide recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary requiring a charge to earnings, and also requires additional annual disclosures for investments in unrealized loss positions. In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position EITF 03-1-1, which delayed the recognition and measurements provisions of EITF 03-1 pending the issuance of further implementation guidance. The adoption of EITF 03-1 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 123R, which is a revision of FASB Statement No. 123 "Accounting for Stock Based Compensation". This statement, which supersedes Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" ("Statement No. 123"), would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and require all share-based payments to employees, including grants of employee stock options, to be recognized in the Financial Statements based on their fair values. The provision of SFAS No. 123R will be effective prospectively beginning July 1, 2005. The implementation of this statement is expected to result in approximately $360,000 additional expense, net of tax, on an annual basis.

At December 31, 2004, the Company had stock option plans for the benefit of directors, officers and other employees of the Company. The Company currently accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for the stock plans, since stock option exercise prices are equal to market price at dates of grant.

Had compensation cost for the Company's stock-based compensation plans been determined in accordance with the fair value based method in Statement No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                      Three months ended
                                                          December 31,
                                                          ------------
                                                     2004            2003
                                                     ----            ----
                                            (In thousands except per share data)

Net income - As reported                           $ 10,790        $  9,549
   Less: total stock-based employee
      compensation expense determined under
      fair value based method for all
      awards, net of related tax                        (90)            (92)
                                                    -------         -------
Pro forma net income                               $ 10,700        $  9,457
                                                    =======         =======

Net income per share - basic
   As reported                                     $   0.48        $   0.42
   Pro forma                                           0.47            0.42
Net income per share - diluted
   As reported                                         0.46            0.41
   Pro forma                                           0.46            0.41

There have been no significant changes in the methods and assumptions used to compute the pro forma net income for the quarters ended December 31, 2004 and 2003.

(2)     NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three months ended December 31, 2004 and 2003. Adjustments have been made, to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.

                                                         Three months ended
                                                            December 31,
                                                            ------------
                                                        2004              2003
                                                        ----              ----
Net income                                         $10,789,799         $ 9,548,766
                                                    ==========          ==========
Weighted average common shares outstanding:
   Shares outstanding                               23,603,661          23,556,969
   Less: weighted average uncommitted ESOP shares     (919,287)           (989,190)
                                                    ----------          ----------
      Total                                         22,684,374          22,567,779
                                                    ==========          ==========

Basic net income per share                         $      0.48         $      0.42
                                                    ==========          ==========

Weighted average common shares
   outstanding                                      22,684,374          22,567,779
Additional dilutive shares related to
   stock options                                       572,040             620,366
                                                    ----------          ----------
Total weighted average common shares
   and equivalents outstanding for
   diluted earnings per share computation           23,256,414          23,188,145
                                                    ==========          ==========

Diluted net income per share                       $      0.46         $      0.41
                                                    ==========          ==========

Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

(3)     INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities at December 31, 2004 are as follows:

                                                                              Gross          Gross         Estimated
                                                         Amortized         unrealized      unrealized        market
                                                           cost              gains           losses          value
                                                           ----              -----           ------          -----
                                                                               (In thousands)
Available for sale:
    FHLB notes                                          $  99,981          $     ---       $     617       $  99,364
    FNMA notes                                             30,012                ---             318          29,694
    FFCB notes                                             20,019                ---              88          19,931
                                                         --------           --------        --------        --------
                                                          150,012                ---           1,023         148,989
    Equity securities                                          26                ---             ---              26
                                                         --------           --------        --------        --------
                                                          150,038                ---           1,023         149,015
                                                         --------           --------        --------        --------
Held to maturity:
    Municipal securities                                      285                 35             ---             320

    FHLMC mortgage-backed securities                      280,934              1,091           2,807         279,218
    FNMA mortgage-backed securities                       192,497              1,084           1,685         191,896
                                                         ---------          --------        --------        --------
                                                          473,431              2,175           4,492         471,114
                                                         --------           --------        --------        --------
                                                        $ 623,754          $   2,210       $   5,515       $ 620,449
                                                         ========           ========        ========        ========

The amortized cost and estimated market value of investment and mortgage-backed securities at September 30, 2004 are as follows:

                                                                              Gross           Gross         Estimated
                                                         Amortized        unrealized        unrealized        market
                                                           cost              gains           losses           value
                                                           ----               -----          ------           -----
                                                                                 (In thousands)
Available for sale:
   FHLB notes                                           $  80,127          $      15       $     273       $  79,869
   FNMA notes                                              30,018                 11             177          29,852
   FFCB note                                               20,074                ---              60          20,014
                                                         --------           --------        --------        --------
                                                          130,219                 26             510         129,735
   Equity securities                                           25                ---             ---              25
                                                         --------           --------        --------        --------
                                                          130,244                 26             510         129,760
                                                         --------           --------        --------        --------
Held to maturity:
   Municipal securities                                       440                 37             ---             477
                                                         --------           --------        --------        --------
                                                              440                 37             ---             477
                                                         --------           --------        --------        --------

   FHLMC mortgage-backed securities                       239,339              1,244           2,279         238,304
   FNMA mortgage-backed securities                        203,721              1,235           1,709         203,247
                                                         --------           --------        --------        --------
                                                          443,060              2,479           3,988         441,551
                                                         --------           --------        --------        --------
                                                        $ 573,744          $   2,542       $   4,498       $ 571,788
                                                         ========           ========        ========        ========


The amortized cost and estimated market value of debt securities at December 31, 2004 and September 30, 2004 by contractual maturity are shown below. Actual maturities of investment securities may be substantially shorter than contractual maturities because issuers may have the right to call obligations without penalties. The average expected life of mortgage-backed securities may be substantially shorter than contractual maturity because borrowers may prepay or payoff underlying mortgages with or without prepayment penalties.


                                               December 31, 2004                 September 30, 2004
                                               -----------------                 ------------------
                                                            Estimated                           Estimated
                                           Amortized          market          Amortized          market
                                              cost            value             cost             value
                                              ----            -----             ----             -----

                                                                   (In thousands)
Investment Securities:
Available for sale:
   Due in one year or less                 $  60,131        $  59,847        $  30,175         $  30,091
   Due in one to five years                   89,881           89,142          100,044            99,644
                                            --------         --------         --------          --------
                                             150,012          148,989          130,219           129,735
                                            --------         --------         --------          --------
Held to maturity:
   Due in one year or less                        85               85              155               155
   Due in one to five years                      ---              ---               85                86
   Due in five to ten years                      200              235              200               236
                                            --------         --------         --------          --------
                                                 285              320              440               477
                                            --------         --------         --------          --------
Mortgage-backed Securities:
Held to maturity:
   Due in one year or less                       448              444              599               591
   Due in one to five years                   75,645           74,850           39,963            39,833
   Due in five to ten years                  371,838          369,031          374,365           371,609
   Due after ten years                        25,500           26,789           28,133            29,518
                                            --------         --------         --------          --------
                                             473,431          471,114          443,060           441,551
                                            --------         --------         --------          --------
                                           $ 623,728        $ 620,423        $ 573,719         $ 571,763
                                            ========         ========         ========          ========

As of December 31, 2004, the Company had pledged mortgage-backed securities with a market value of $44,630,000 and a carrying value of $43,986,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $1,485,000 and a carrying value of $1,400,000 to collateralize treasury, tax and loan accounts as of December 31, 2004.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004, were as follows:

                                 Less than 12 months                 12 months or more                   Total
                                -------------------                 -----------------                    -----
                                            Unrealized                         Unrealized                       Unrealized
                             Fair value       losses           Fair value         losses       Fair value        losses
                             ----------       ------          ----------         ------        ----------         ------
                                                                       (In thousands)
Available for sale
    Agency securities         $ 148,989      $   1,023         $     ---      $    ---        $  148,989       $   1,023
Held to maturity
    Mortgage-backed
         securities             338,735          2,754            87,619          1,738          426,354           4,492
                               --------       --------          --------       --------        ---------        --------
         Total                $ 487,724      $   3,777         $  87,619      $   1,738        $ 575,343       $   5,515
                               ========       ========          ========       ========        =========        ========

Agency securities: The securities are all AAA rated and the unrealized losses on investments were caused by interest rate increases. The Company has the ability and intent to hold these investments until a market price recovery or maturity. Therefore, these investments are not considered other-than-temporarily impaired.

Mortgage-backed securities: The securities are all AAA rated and the unrealized losses on investments in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by FNMA and FHLMC. The decline in fair value is attributable to changes in interest rates and not credit downgrades. The Company has the ability and intent to hold these investments until a market price recovery or maturity. Therefore, these investments are not considered other-than-temporarily impaired.

 (4)      LOANS

Loans are summarized below:


                                                             December 31,          September 30,
                                                                 2004                 2004
                                                                 ----                 ----
                                                                      (In thousands)
Mortgage loans:
   Construction 1-4 family                                  $   310,987           $   298,585
   Permanent 1-4 family                                       1,094,626             1,069,514
   Multi-family                                                  30,015                27,276
   Nonresidential                                               243,943               235,083
   Land                                                         207,065               198,937
                                                              ---------             ---------
      Total mortgage loans                                    1,886,636             1,829,395
                                                              ---------             ---------

Other loans:
   Commercial                                                    74,712                72,276
   Home equity lines of credit                                   62,328                59,838
   Other consumer secured by real estate                        107,114               103,621
   Other consumer                                                42,296                43,945
                                                              ---------             ---------
      Total other loans                                         286,450               279,680
                                                              ---------             ---------
      Total loans                                             2,173,086             2,109,075
                                                              ---------             ---------

Less:
   Loans in process                                             211,696               190,453
   Net deferred loan fees and discounts                           9,875                 9,651
   Allowance for loan losses                                     18,246                17,802
                                                              ---------             ---------
                                                                239,817               217,906
                                                              ---------             ---------
      Total loans, net                                      $ 1,933,269           $ 1,891,169
                                                             ==========             =========


An analysis of the allowance for loan losses follows:


                                                      Three months ended
                                                         December 31,
                                                         ------------
                                                    2004           2003
                                                    ----           ----
                                                       (In thousands)

            Beginning balance                     $ 17,802       $ 16,199
            Provision for loan losses                  450            448
            Charge-offs                                (18)           (41)
            Recoveries                                  12              8
                                                   -------        -------
            Ending balance                        $ 18,246       $ 16,614
                                                   =======        =======


The allowance for loan losses was $18,246,000 and $17,802,000 at December 31, 2004 and September 30, 2004, respectively. The Company evaluates impaired loans based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral dependent loan. To the extent that an impaired loan's value is less than the loan's recorded investment, a specific allowance is recorded. There were no specific allowances recorded at December 31, 2004 and September 30, 2004.

The investment in impaired loans (primarily consisting of classified loans), other than those evaluated collectively for impairment, was $3,742,000 and $4,627,000 at December 31, 2004 and September 30, 2004 respectively.

At December 31, 2004 and September 30, 2004, loans with unpaid principal balances of approximately $2,977,000 and $3,032,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of December 31, 2004 and September 30, 2004, approximately $2,278,000 and $2,777,000, respectively, of loans 90 days or more contractually delinquent were in the process of foreclosure.


(5)      COMPREHENSIVE INCOME

The following table sets forth the components of the Company's comprehensive income:

                                                                      Three months ended
                                                                          December 31,
                                                                          ------------
                                                                       2004         2003
                                                                       ----         ----
                                                                         (In thousands)
      Net income                                                    $ 10,790     $  9,549
      Other comprehensive loss:
             Unrealized holding losses arising during the period        (539)      (1,204)

             Less: reclassification adjustment for net realized
                  gain included in net income                            ---          311
                                                                     -------      -------
             Net unrealized losses                                      (539)      (1,515)
             Tax effect                                                  208          585
                                                                     -------      -------
      Other comprehensive loss, net of tax                              (331)        (930)
                                                                     -------      -------

      Comprehensive income                                          $ 10,459     $  8,619
                                                                     =======      =======


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

The Company recognized gains on sales of mortgage loans of $468,000 and $741,000, respectively, for the three months ended December 31, 2004 and 2003.

The Company receives fees for servicing activities on loans it has sold. These activities include, but are not limited to, collecting principal, interest and escrow payments from borrowers; paying taxes and insurance from escrowed funds; monitoring delinquencies; and accounting for and remitting principal and interest payments. To the extent that the servicing fees exceed or do not provide adequate compensation for the services provided, the Company records a servicing asset or liability for the fair value of the servicing retained. Currently, the servicing fees retained by the Company are just adequate to compensate the Company for the servicing responsibilities. As of December 31, 2004, no servicing assets and/or liabilities were recognized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

This report contains certain "forward-looking statements" which are based on assumptions and describe future plans. Harbor Florida Bancshares, Inc. (the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis and elsewhere, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements.

The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain.

Factors which could affect actual results include but are not limited to the following i) change in general market interest rates, ii) general economic conditions, iii) legislative/regulatory changes, iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, v) changes in the quality or composition of the Company's loan and investment portfolios, vi) demand for loan products, vii) deposit flows, viii) competition, ix) demand for financial services in the Company's markets. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Overview

The Company owns 100% of the common stock of Harbor Federal Savings Bank ("the Bank"), a federal savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC). The Bank provides a wide range of banking and related insurance services but is principally engaged in the business of attracting deposits predominately from the communities it serves and using these and other funds to originate primarily one-to-four family first mortgage loans. The Company's results of operations are highly dependent on net interest income. Net interest income is a function of the balances of loans and investments ("interest-bearing assets") outstanding in any one period, the yields earned on such loans and investments, and the interest incurred on deposits and borrowed funds ("interest-bearing liabilities") that were outstanding in that same period. The Company's noninterest income consists primarily of fees and service charges, insurance commissions, gains on sale of mortgage loans, gains on sale of securities, gains or losses on disposal of premises and equipment and, depending on the period, real estate operations which have either provided income or loss. The results of operations are also significantly impacted by the amount of provisions for loan losses, which, in turn, is dependent upon, among other things, the size and makeup of the loan portfolio, loan quality, and other credit trends. The noninterest expenses consist primarily of employee compensation and benefits, occupancy expense and data processing services. Results of operations are affected by general economic and competitive conditions, including changes in prevailing interest rates and the policies of regulatory agencies.

The Company attempts to manage its assets and liabilities in a manner that stabilizes net interest income and net economic value under a broad range of interest rate environments. This is accomplished by matching maturity and repricing periods on loans and investments to maturity and repricing periods on deposits and borrowings.

The Company currently utilizes the following strategies to reduce interest rate risk: (a) the Company seeks to originate and hold in the portfolio adjustable rate loans which have periodic interest rate adjustments; (b) the Company sells a portion of newly originated fixed rate residential mortgage loans; (c) the Company seeks to lengthen the maturities of deposits when deemed cost effective through the pricing and promotion of certificates of deposits; (d) the Company seeks to attract low cost checking and transaction accounts which tend to be less interest rate sensitive when interest rates rise; and (e) the Company has utilized long term Federal Home Loan Bank ("FHLB") advances to fund the origination of fixed rate loans. The Company also maintains a high level of liquid assets consisting of short-term securities as well as medium-term securities. These securities have expected average lives in the three to four-year range. Management expects that cash flow from investment maturities and repayments can be reinvested at higher yields in a rising interest rate environment.

The Company operates primarily in seven counties on the east coast of Florida. As such, the Company's results of operations are affected by the general and economic conditions of the area. Management believes that the area's rapid population growth and expanding real estate market will support continued earning's growth.

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

Management is uncertain of the long-range effects of the hurricanes on the economy, but believes that the area continues to represent an attractive market with strong growth potential. In the short-term, the changed environment could present challenges to the operations of the Company as a result of lower levels of originations, loan sales, and fee income. The Company also recognized approximately $186,000, after tax, through the gain on disposal of premises and equipment during the quarter as a result of insurance proceeds received on hurricane damaged premises and equipment.

The Company noted a significant increase in deposits during the quarter ended December 31, 2004 primarily due to a net increase of $177.5 million in core deposits (transaction and passbook accounts) and $19.1 million in certificate accounts. The increase in core deposits includes approximately $55 million increase in public funds on deposit, primarily due to year-end property tax collections. The increase in core deposits also reflects disaster relief funds and insurance proceeds flowing into the Company's market area, as well as the customer's continued preference for shorter-term investments in a low interest rate environment and growth in the Company's market area. The Company will continue to emphasize growth in transaction accounts. However, the Company believes that much of the current quarter's significant growth was attributable to short-term accumulation of funds for the purpose of repairs to properties by homeowners and businesses. Future growth in such deposits may, therefore, be less than the amounts obtained for the quarter.

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

The Company follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies" ("Statement 5") and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("Statement 114"). The following is a description of how each portion of the allowance for loan losses is determined.

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

Specific allowances are provided in the event that the specific collateral analysis on each impaired loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan losses is debited or credited in order to state the allowance for loan losses to the required level as determined above.

There were no significant changes in the estimation methods or fundamental assumptions used in the calculation of the allowance for loan losses at December 31, 2004, compared to September 30, 2004. Furthermore, there was no reallocation of the allowance from September 30, 2004. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Results of Operations

Comparisons of quarterly results of operations in this section are between the three months ended December 31, 2004 and December 31, 2003.

General. Diluted earnings per share for the first fiscal quarter ended December 31, 2004, increased 12.2% to 46 cents per share on net income of $10.8 million, compared to 41 cents per share on net income of $9.5 million for the same period last year. The increase for the three month period was due primarily to an increase in net interest income, resulting from an increase in average interest-earning assets due to origination of loans and purchases of mortgage-backed securities. This growth was funded with low cost core deposits and FHLB advances. The increase in net interest income was partially offset by a decrease in other income and an increase in other expenses.

Net Interest Income. Net interest income increased 13.9% to $25.5 million for the quarter ended December 31, 2004, from $22.4 million for the same period last year. The increase for three month period was due primarily to a 14.8% increase in average interest-earning assets that were funded primarily with low cost core deposits and FHLB advances. The average balance of mortgage-backed securities increased $125.9 million and average interest bearing deposits in other banks increased $66.0 million, partially offset by a decrease of $137.6 million in investment securities. The Company's investment strategy has been to shift the securities portfolio from lower yielding, shorter term investment securities into higher yielding balloon mortgage-backed securities, with expected average lives in the three to four year range. Average total loans increased by $286.6 million. The average balance of core deposits and FHLB advances increased by $294.1 million and $41.4 million, respectively. The average balance of core deposits and certificate accounts represent 54.5% and 45.5%, respectively, of average total deposits for the three months ended December 31, 2004, compared to 48.1% and 51.9%, respectively, for the same period last year.

The net interest margin decreased to 3.88% for the three months ended December 31, 2004 from 3.92% for the three months ended December 31, 2003. The decrease for the three month period was due primarily to the increase in core deposits, a portion of which may be shorter-term in nature. As such, the additional funds from these deposits were invested primarily in lower-yielding, shorter-term investments earning a lower interest rate spread than the overall portfolio.

Provision for Loan Losses. The determination of the allowance for loan losses is considered by management to be a critical accounting policy and is based upon estimates made by management.

The provision for loan losses was $450,000 for the quarter ended December 31, 2004, compared to $448,000 for the same period last year. The provision for the quarter ended December 31, 2004 was principally comprised of a charge of $421,000 due to increased credit risk resulting from growth in the loan portfolio, primarily commercial real estate loans, a $23,000 increase in the level of classified loans, and $6,000 in net charge-offs. The provision for the quarter ended December 31, 2003 was principally comprised of a charge of $348,000 due to increased credit risk resulting from growth in the loan portfolio, primarily commercial real estate loans, a $67,000 increase in the level of classified loans, and $33,000 in net charge-offs.

Nonperforming loans increased to $3.0 million at December 31, 2004 from $2.3 million at December 31, 2003. The ratio of the allowance for loan losses to total nonperforming loans decreased to 612.82% at December 31, 2004 from 710.74% at December 31, 2003. The ratio of the allowance for loan losses to total net loans decreased to .94% of loans as of December 31, 2004, from 1.01% of total net loans at December 31, 2003.

Other Income. Other income decreased to $5.1 million for the quarter ended December 31, 2004, from $5.3 million for the same period last year. The decrease was due primarily to a decrease of $311,000 in gain on sale of equity securities, a decrease of $273,000 in gain on sale of mortgage loans and a decrease of $121,000 in income from real estate operations, partially offset by increases of $287,000 in fees and service charges and $304,000 in gain on disposal of premises and equipment. Fees and service charges (primarily from fees and service charges on deposit products) were $3.7 million and $3.4 million for the quarters ended December 31, 2004 and 2003, respectively. This increase was due primarily to the growth in transaction accounts. Insurance commissions and fees were $645,000 and $721,000 for the three months ended December 31, 2004 and 2003, respectively. This decrease was due primarily to decreased annuity sales. Income from real estate operations decreased $121,000 to $48,000, primarily due to decreased gains on sale of real estate acquired in settlement of loans through foreclosure. Gain on the sale of mortgage loans was $468,000 and $741,000 for the quarters ended December 31, 2004 and 2003, respectively. This decrease was due primarily to a decline in the originations of fixed rate residential one-to-four family mortgage loans available for sale partly as a result of a change in customer preference to adjustable rate loans. Total fixed rate residential loan originations decreased by $2.3 million; however, adjustable rate loan originations increased by $24.3 million compared to the same quarter last year. The Company sells loans in order to reduce interest rate risk by limiting the growth of long term fixed rate loans in the portfolio. The gain on disposal of premises and equipment was due to insurance proceeds related to hurricane damaged premises and equipment.

Other Expenses. Other expenses increased to $12.5 million for the quarter ended December 31, 2004, from $11.6 million for the same period last year, due primarily to increases of $475,000 in compensation and benefits, $163,000 in occupancy, $116,000 in advertising and promotion, and $123,000 in other. Compensation and employee benefits was $7.5 million and $7.0 million for the quarters ended December 31, 2004 and 2003, respectively. The increase for the quarter ended December 31, 2004 was due primarily to additional staff required to support the growth in loans and deposits as well as the opening of new branches. Occupancy, advertising and promotion and other increased primarily due to expenses incurred in the opening of new branches and growth in loans and deposits.

The Company has a noncontributory-defined benefit pension plan covering all full-time employees hired before January 1, 2003 who have attained one year of service. The plan is a multi-employer plan. Separate actuarial evaluations are not made for each employer nor are plan assets so segregated. The Company elected to freeze the plan to all participants effective June 30, 2004 and, as a result, expects to be required to contribute approximately $500,000 for fiscal year 2005. The Company recorded pension expense of approximately $127,000 and $202,000 for the three months ended December 31, 2004 and 2003, respectively.

Income Taxes. Income tax expense increased to $6.9 million for the quarter ended December 31, 2004, from $6.1 million for the same period last year due primarily to an increase in pretax accounting income. The effective tax rates were 39.2% and 39.1% for the quarters ended December 31, 2004 and 2003, respectively.

Financial Condition

Comparisons of financial condition in this section are from the end of the preceding fiscal year to December 31, 2004.

Total assets increased to $2.805 billion at December 31, 2004, from $2.627 billion at the fiscal year ended September 30, 2004. The increase is due primarily to increases in interest bearing deposits in other banks, loans and mortgage-backed securities.

Interest bearing deposits in other banks increased to $93.5 million at December 31, 2004, from $7.1 million at December 31, 2003. This increase is due primarily to the excess cash provided by the net increase in deposits.

Investment securities available for sale increased to $149.0 million at December 31, 2004, from $129.8 million at September 30, 2004. The increase is due primarily to purchases of $19.9 million.

Mortgage-backed securities increased to $473.4 million at December 31, 2004, from $443.1 million at September 30, 2004. The increase is due primarily to purchases of $55.2 million of 5 and 7 year fixed-rate balloon securities with expected average lives in the three to four year range, partially offset by repayments of $24.5 million. The purchases were funded with excess cash provided by the net increase in deposits. These securities will provide future monthly principal and interest repayment cash flow to fund loan growth or other investment alternatives.

Net loans increased to $1.933 billion at December 31, 2004, from $1.891 billion at September 30, 2004. The increase is due primarily to net increases of $17.1 million in residential one-to-four mortgage loans, $8.2 million in land loans, $7.9 million in nonresidential mortgage loans, $4.3 million in consumer loans, and $2.4 million in commercial business loans.

Deposits increased to $1.942 billion at December 31, 2004, from $1.745 billion at September 30, 2004. The significant growth in deposits for the quarter of 11.3% was due primarily to a net increase of $177.5 million in core deposits (transaction and passbook accounts), and $19.1 million in certificate accounts. While the Company's market area is growing and the Company continues to emphasize growing transaction accounts, the Company believes that much of the current quarter's significant growth reflects short-term accumulation of funds related to insurance proceeds, disaster relief funds, and year-end property tax collections.

FHLB advances decreased to $548.5 million from $553.5 million at December 31, 2004, from September 30, 2004. The decrease was primarily due to a $5.0 million fixed rate advance that matured during the quarter.

Stockholders' equity increased to $294.9 million at December 31, 2004, from $286.6 million at September 30, 2004. The increase is due primarily to $10.8 million of earnings for the three months partially offset by $3.6 million of dividends paid and $1.2 million increase in Paid in capital, primarily as a result of amortization and tax benefits of stock benefit plans.

At December 31, 2004, the Bank exceeded all regulatory capital requirements as follows:



                                      Required                            Actual                    Excess of
                                      --------                            ------                    Actual Over
                                               % of                                % of             Regulatory
                             Amount            Assets            Amount           Assets            Requirements
                             ------            ------            ------           ------            ------------
                                                                  (Dollars in thousands)

Tangible Capital           $ 42,067            1.50%          $ 284,910           10.16%           $ 242,843
Core Capital                 84,134            3.00%            284,910           10.16%             200,776
Risk-Based Capital          128,655            8.00%            302,476           18.81%             173,821


Cash Flow

The Bank's primary sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds from operations. The Bank will consider increasing its borrowings from the Federal Home Loan Bank (FHLB) from time to time as an alternative to increasing deposit account interest rates. In addition, the Bank holds unpledged fixed and adjustable rate mortgage-backed securities totaling $428.0 million at December 31, 2004 that could be used as collateral under repurchase transactions with securities dealers. Repurchase transactions serve as secured borrowings and provide a source of short-term liquidity for the Bank.

At December 31, 2004, the Bank had $862.7 million or 44.4% of the Bank's deposits in certificate accounts. Based on past experience, management believes that a substantial percentage of these certificates will be renewed at maturity, although there can be no assurance that this will occur. The Bank would use borrowings from the FHLB or repurchase transactions with securities dealers if replacement funding was needed as a result of maturing certificate accounts.

Net cash flows provided by the Company's operating activities (i.e. cash items affecting net income) was $10.4 million and $14.1 million for the three months ended December 31, 2004 and 2003, respectively.

Net cash flows used in the Company's investing activities (i.e. cash flows from its investment securities, mortgage-backed securities and loan portfolios) was $97.1 million and $63.2 million for the three months ended December 31, 2004 and 2003, respectively. The increase in cash used for the three months ending December 31, 2004 was principally due to a decrease of $49.8 million in proceeds from maturities of investment securities and an increase of $9.8 million in the purchase of investment securities, partially offset by a $27.6 million decrease in the purchase of mortgage-backed securities.

Net cash flows provided by the Company's financing activities (i.e. cash flows primarily from net increases (decreases) in deposits and net FHLB advances) was $169.5 million and $50.0 million for the three months ended December 31, 2004 and 2003, respectively. The increase in cash flows for the three months ending December 31, 2004 was primarily due to a $131.5 million increase in the net increase in deposits, partially offset by an $11.0 million decrease in net proceeds from short-term borrowings.

CONTRACTUAL OBLIGATIONS

The following table shows the aggregated amounts at December 31, 2004 of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

                                                   One               Three             More
                                Within            through           through           than
                               one year        three years        five years        five years           Total
                               --------        -----------       -----------        ----------           -----
                                                                (In thousands)
FHLB advances                  $ 13,000         $     ---         $ 145,000         $ 390,488         $ 548,488
Operating leases                    293               205               170             1,204             1,872
Purchase obligations              7,127             3,057               791               ---            10,975
                                -------           -------           -------           -------           -------
Total                          $ 20,420         $   3,262         $ 145,961         $ 391,692         $ 561,335
                                =======           =======           =======           =======           =======


The Company expects to contribute approximately $500,000 for fiscal year 2005 for its non-contributory defined benefit pension plan. The Company also has an unfunded supplemental executive retirement plan for the benefit of Michael J. Brown, Sr. The liability related to this plan was $1.3 million as of December 31, 2004. The Company elected to freeze these plans to all participants effective June 30, 2004.

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

The following table sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated:

                                                            December 31,         September 30,
                                                                2004                  2004
                                                                ----                  ----
                                                                   (Dollars in thousands)
Nonaccrual mortgage loans:
   Delinquent 90 days or more                                 $  2,862              $  2,949
Nonaccrual other loans:
   Delinquent 90 days or more                                      115                    83
                                                               -------               -------
Total nonperforming loans                                        2,977                 3,032
Real estate owned, net of related allowance                         76                    48
                                                               -------               -------
Total nonperforming assets                                    $  3,053              $  3,080
                                                               =======               =======

Nonperforming loans to total net loans                             .15%                  .16%
Total nonperforming assets to total assets                         .11%                  .12%
Allowance for loan losses to total net loans                       .94%                  .94%
Allowance for loan losses to nonperforming loans                612.82%               587.20%
Allowance for loan losses to classified loans                   400.08%               383.37%


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

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

Item 4.  Controls and Procedures.

Based on their evaluation, the Company's Chief Executive Officer, Michael J. Brown, Sr. and Chief Financial Officer, H. Michael Callahan, have concluded the Company's disclosure controls and procedures are effective as of December 31, 2004 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the last fiscal quarter, there have been no changes in the internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

There are various claims and lawsuits in which the Company is periodically involved incident to the Company's business. In the opinion of management, no material loss is anticipated from any such pending claims or lawsuits.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the Company's treasury stock purchases for the quarter ended December 31, 2004:


                   Total number of                       Total number of shares purchased            Maximum number of
                       shares           Average         as part of the stock repurchase plan        shares that may yet be
                      purchased          price           extended on October 13, 2004              purchased under the plan
                      ---------          -----           ----------------------------              ------------------------
October                  ---              N/A                        ---                                 734,800
November                 ---              N/A                        ---                                 734,800
December               1,318           $35.69                        ---                                 734,800


The current stock repurchase program permits repurchases of up to $1.2 million through October 14, 2005. The Company from time to time purchases shares from participants in its stock options plans and restricted stock award plans pursuant to terms of the plans permitting participants at their discretion to use shares to pay federal income tax withholding liabilities. Those shares are purchased at fair market value at the time the transactions occur. In the month of December, the Company purchased 1,318 shares at an average price of $35.69.


Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

None

Item 5.     Other Information.

The Board of Directors approved a Senior Officer Incentive Plan during the quarter for the fiscal year ended September 30, 2005. The purpose of the Plan is to provide an incentive for extraordinary performance by senior management. The Plan is limited to the President, Executive Vice President and Senior Vice Presidents and awards additional compensation upon attainment of certain performance based objectives. See attached Exhibit 10(xii).

The Board of Directors also approved, in accordance with the contract, an extension of one year to January 6, 2008 of the employment contract with Michael
J. Brown, Sr. See Exhibits 10(i) and 10(x) for the original contract and subsequent amendment.

Item 6.     Exhibits.

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

10(xi) *Amendments to Change of Control Agreements (Exhibit 10(xii) to Form 10-Q for the quarter ended June 30, 2004 filed August 13,
               2004)

10(xii)        **Senior Officer Incentive Plan for fiscal year 2005


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




                         HARBOR FLORIDA BANCSHARES, INC.




Date:  February 8, 2005                       /s/
                                 ------------------------------
                                 Michael J. Brown, Sr.
                                 President and Chief Executive Officer



Date:  February 8, 2005                       /s/
                                 -------------------------------
                                 H. Michael Callahan
                                 Senior Vice President, Finance and
                                 Chief Financial Officer

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


         /s/
---------------------
Michael J. Brown, Sr.
Chief Executive Officer
February 8, 2005

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

         /s/
----------------------
H. Michael Callahan
Chief Financial Officer
February 8, 2005

                                                                   EXHIBIT 32.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



The following certification accompanies the issuer's Quarterly Report on Form 10-Q and is not filed, as provided in SEC Release Nos. 33-8238, 34-47986 dated June 5, 2003.

In connection with the Quarterly Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael J. Brown, Sr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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




         /s/
----------------------
Michael J. Brown, Sr.
Chief Executive Officer
February 8, 2005

                                                                   EXHIBIT 32.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




The following certification accompanies the issuer's Quarterly Report on Form 10-Q and is not filed, as provided in SEC Release Nos. 33-8238, 34-47986 dated June 5, 2003.

In connection with the Quarterly Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Michael Callahan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



         /s/
----------------------
H. Michael Callahan
Chief Financial Officer
February 8, 2005

                                                               EXHIBIT 10(xii)


         SENIOR OFFICERS INCENTIVE COMPENSATION PLAN - FISCAL YEAR 2005
         --------------------------------------------------------------

PURPOSE
-------
The purpose of the Plan is to provide an incentive for extraordinary performance by senior management who, individually and collectively as a management team, have the greatest influence over the financial success of the Bank.

In addition to its primary purpose, the Plan is designed to accomplish other important objectives of the Bank including: fostering teamwork and cooperation among senior management; helping to retain and encourage commitment on the part of senior management, and setting high goals and increasing returns to shareholders.


ADMINISTRATION
--------------
The Compensation Committee of the Bank's Board of Directors shall administer the Plan.


PARTICIPANTS
------------
Participation is limited to the President, Executive Vice President and Senior Vice Presidents. Participants must be actively employed in this capacity on the date the incentive is paid to be eligible to receive the full award. Those participants who are no longer senior officers on the date the incentive is paid, may be eligible for a partial award, depending upon the circumstances. Those participants promoted into this category during the fiscal year may receive a pro-rated amount of any incentive compensation awarded.


BANK PERFORMANCE GOALS
----------------------
Performance goals to be determined by the Compensation Committee of the Board of Directors.


CALCULATION OF INCENTIVE AWARDS
-------------------------------
Incentive compensation awards are calculated based on the attainment of various goals. For fiscal year 05 the goals and incentives are as follows:
A 10% growth in EPS would mean a bonus of 5% of salary.
ROA of at least 1.5% would be an additional 5% of salary.
ROE of at least 15% would increase the bonus by another 5% of salary.
The maximum bonus would be 15% of salary.


NOT AN EMPLOYMENT CONTRACT
--------------------------
Nothing contained in the Plan shall give any senior officer the right to be retained in the employment of the Bank or affect the right of the Bank to dismiss any senior officer. The adoption of the Plan shall not constitute a contract between the Bank and any senior officer.


FINAL REVIEW AND APPROVAL BY COMPENSATION COMMITTEE
---------------------------------------------------
The Compensation Committee will review the Bank's results for the year to determine whether the Plan goals should be adjusted for the purpose of the Senior Officers Incentive Plan. If extraordinary events distort the results, it will be at the Committee's sole discretion to modify those results to determine whether the bonus should be paid. The budget will be a gauge in determining what is an extraordinary event.

The Compensation Committee reserves the right to amend or terminate the Plan, should the Bank encounter unforeseen or extraordinary circumstances that impact the financial stability/profitability of the Bank.