Form 10-Q
period 2005-03-31
HARBOR FLORIDA BANCSHARES INC
filed 2005-05-10
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: March 31, 2005
                                --------------
                                       OR

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

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                (Address of principal executive offices/ZIP code)

Registrant's telephone number, including area code     (772) 461-2414
                                                  ----------------------


Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ____

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _X_No ____


As of April 22, 2005, there were 23,887,242 shares of the Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                Table of Contents

Part I.  Financial Information                                             Page
------------------------------                                             ----

Item 1.     Financial Statements (unaudited).

            Condensed Consolidated Statements of Financial Condition as of
            March 31, 2005 and September 30, 2004.............................2

            Condensed Consolidated Statements of Earnings for the three and six months ended March 31, 2005 and 2004 .........................3

            Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2005 and 2004 ....................................4

            Notes to Condensed Consolidated Financial Statements..............6

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

            Signature Page...................................................27

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.


                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
      Condensed Consolidated Statements of Financial Condition (unaudited)
                                 (In thousands)

                                                                                     March 31, 2005      September 30, 2004
                                                                                     --------------      ------------------
 Assets:
 Cash and amounts due from depository institutions                                    $    71,703           $    67,822
 Interest-bearing deposits in other banks                                                  58,033                 7,053
 Investment securities held to maturity                                                       285                   440
 Investment securities available for sale                                                 158,263               129,760
 Mortgage-backed securities held to maturity                                              451,632               443,060
 Loans held for sale                                                                        2,268                 2,438
 Loans, net                                                                             2,076,392             1,891,169
 Accrued interest receivable                                                               11,793                11,243
 Premises and equipment, net                                                               42,711                36,529
 Federal Home Loan Bank stock                                                              31,647                29,175
 Goodwill                                                                                   3,591                 3,591
 Other assets                                                                               4,962                 4,829
                                                                                      -----------           -----------
         Total assets                                                                 $ 2,913,280           $ 2,627,109
                                                                                      ===========           ===========
Liabilities and Stockholders' Equity:
Liabilities:
   Deposits                                                                           $ 2,008,993           $ 1,744,830
   Short-term borrowings                                                                   13,000                13,785
   Long-term debt                                                                         565,483               540,492
   Advance payments by borrowers for taxes and insurance                                   15,240                26,328
   Income taxes payable                                                                     1,648                 7,584
   Other liabilities                                                                        6,261                 7,446
                                                                                      -----------           -----------
         Total liabilities                                                              2,610,625             2,340,465
                                                                                      -----------           -----------
Stockholders' Equity:
   Preferred stock; $.10 par value; authorized 10,000,000 shares; none
     issued and outstanding                                                                   ---                   ---
   Common stock; $.10 par value; authorized 70,000,000 shares;
     31,875,967 shares issued and 23,866,837 outstanding at March 31,
     2005 and 31,793,040 shares issued and 23,789,228 outstanding at
     September 30, 2004                                                                     3,188                 3,179
   Paid-in capital                                                                        205,413               202,904
   Retained earnings                                                                      214,119               200,040
   Accumulated other comprehensive loss, net                                               (1,108)                 (298)
   Common stock purchased by:
     Employee stock ownership plan (ESOP)                                                  (8,904)               (9,254)
     Recognition and retention plan (RRP)                                                  (2,172)               (2,228)
   Treasury stock, at cost, 8,009,130 shares at March 31, 2005 and
     8,003,812 shares at September 30, 2004                                              (107,881)             (107,699)
                                                                                      -----------           -----------
         Total stockholders' equity                                                       302,655               286,644
                                                                                      -----------           -----------
         Total liabilities and stockholders' equity                                   $ 2,913,280           $ 2,627,109
                                                                                      ===========           ===========

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings (unaudited)
                      (In thousands except per share data)

                                                                   Three months ended                    Six months ended
                                                                         March 31,                           March 31,
                                                                         ---------                           ---------
                                                                  2005             2004                2005             2004
                                                                  ----             ----                ----             ----
   Interest income:
     Loans                                                      $ 33,876        $ 29,124            $ 66,256         $ 57,825
     Investment securities                                         1,350           1,423               2,410            3,362
     Mortgage-backed securities                                    4,442           4,531               8,935            7,993
     Other                                                           248              21                 645               55
                                                                --------        --------            --------         --------
        Total interest income                                     39,916          35,099              78,246           69,235
                                                                --------        --------            --------         --------
   Interest expense:
     Deposits                                                      6,868           5,834              13,515           11,746
     Borrowings and debt                                           5,973           5,824              12,131           11,647
                                                                --------        --------            --------         --------
        Total interest expense                                    12,841          11,658              25,646           23,393
                                                                --------        --------            --------         --------

        Net interest income                                       27,075          23,441              52,600           45,842
   Provision for loan losses                                         538             351                 988              799
                                                                --------        --------            --------         --------
        Net interest income after provision for
           loan losses                                            26,537          23,090              51,612           45,043
                                                                --------        --------            --------         --------

   Other income:
     Fees and service charges                                      4,091           3,495               7,763            6,879
     Insurance commissions and fees                                  850             884               1,495            1,606
     Income from real estate operations                               45              88                  93              257
     Gain on sale of mortgage loans                                  564             669               1,032            1,410
     Gain (loss) on disposal of premises and equipment                (8)             (1)                295               (3)
     Gain on sale of equity securities                               ---             307                 ---              619
     Gain on sale of debt securities                                 ---             248                 ---              248
     Other                                                             7              11                  14                8
                                                                --------        --------            --------         --------
        Total other income                                         5,549           5,701              10,692           11,024
                                                                --------        --------            --------         --------

   Other expenses:
     Compensation and employee benefits                            7,828           7,343              15,313           14,353
     Occupancy                                                     1,877           1,705               3,672            3,336
     Data processing services                                        966             905               1,812            1,742
     Advertising and promotion                                       474             382                 934              725
     Other                                                         2,128           1,923               4,020            3,693
                                                                --------        --------            --------         --------
        Total other expense                                       13,273          12,258              25,751           23,849
                                                                --------        --------            --------         --------

   Income before income taxes                                     18,813          16,533              36,553           32,218
   Income tax expense                                              7,358           6,462              14,308           12,599
                                                                --------        --------            --------         --------
        Net income                                              $ 11,455        $ 10,071            $ 22,245         $ 19,619
                                                                ========        ========            ========         ========

   Net income per share
        Basic                                                   $   0.50        $   0.45            $   0.98         $   0.87
                                                                ========        ========            ========         ========
        Diluted                                                 $   0.49        $   0.44            $   0.96         $   0.85
                                                                ========        ========            ========         ========

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                         Six months ended
                                                                                             March 31,
                                                                                             ---------
                                                                                   2005                  2004
                                                                                   ----                  ----
    Cash flows from operating activities:
        Net income                                                             $  22,245              $  19,619
        Adjustments to reconcile net income to net cash provided
            by operating activities:
            Gain on sale of equity securities available for sale                     ---                   (619)
            Gain on sale of debt securities available for sale                       ---                    (59)
            (Gain) loss on disposal of premises and equipment                       (295)                     3
            Gain on sale of mortgage-backed securities                               ---                   (189)
            Gain on sale of real estate owned                                        (42)                  (172)
            Gain on sale of mortgage loans                                        (1,032)                (1,410)
            Provision for loan losses                                                988                    799
            Provision for losses on real estate owned                                 15                    ---
            Depreciation and amortization                                            613                    508
            Deferred income tax expense (benefit)                                    110                    (49)
            Originations of loans held for sale                                  (41,687)               (53,480)
            Proceeds from sale of loans held for sale                             41,560                 54,722
            Increase in deferred loan fees and costs                               3,812                  3,171
            Increase in accrued interest receivable                                 (550)                  (205)
            Increase in other assets                                                 (24)                  (890)
            Decrease in income taxes payable                                      (5,497)                  (427)
            (Decrease) increase in other liabilities                              (1,185)                     4
                                                                                --------              ---------
              Net cash provided by operating activities                           19,031                 21,326
                                                                                --------              ---------


    Cash flows from investing activities:
        Net increase in loans                                                   (185,747)              (102,634)
        Purchase of mortgage-backed securities                                   (55,145)              (234,691)
        Proceeds from principal repayments of mortgage-backed securities          46,058                 35,919
        Proceeds from sale of mortgage-backed securities                             ---                  5,178
        Proceeds from maturities and calls of investment securities
            held to maturity                                                         155                 30,000
        Proceeds from maturities and calls of investment securities
            available for sale                                                    10,000                 60,000
        Proceeds from sale of investment securities available for sale               ---                 51,055
        Purchase of investment securities available for sale                     (39,954)               (20,000)
        Proceeds from sale of real estate owned                                      143                    334
        Purchase of premises and equipment                                        (7,653)                (3,688)
        Proceeds from disposal of premises and equipment                             565                     41
        FHLB stock, net                                                           (2,472)                (2,550)
                                                                                --------              ---------
            Net cash used in investing activities                               (234,050)              (181,036)
                                                                                --------              ---------

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                        Six months ended
                                                                                            March 31,
                                                                                            ---------
                                                                                   2005                  2004
                                                                                   ----                  ----
    Cash flows from financing activities:
        Net increase in deposits                                                 264,163                140,889
        Net proceeds of short-term borrowings                                     (5,785)                25,000
        Net proceeds of long-term debt                                            30,000                 25,000
        Repayments of long-term debt                                                  (9)                   (44)
        Decrease in advance payments by borrowers for taxes
            and insurance                                                        (11,088)               (11,331)
        Dividends paid                                                            (8,166)                (6,884)
        Common stock options exercised                                               947                  1,127
        Purchase of treasury stock                                                  (182)                (3,414)
                                                                                --------              ---------
            Net cash provided by financing activities                            269,880                170,343
                                                                                --------              ---------

            Net increase in cash and cash equivalents                             54,861                 10,633
    Cash and cash equivalents - beginning of period                               74,875                 59,694
                                                                                --------              ---------
    Cash and cash equivalents - end of period                                  $ 129,736              $  70,327
                                                                               =========              =========


    Supplemental disclosures:
        Cash paid for:
            Interest                                                           $  25,561              $  23,326
            Taxes                                                                 19,695                 13,075
        Noncash investing and financing activities:
            Additions to real estate acquired in settlement of loans
              through foreclosure                                                     92                     85
            Sale of real estate owned financed by the Company                        ---                    227
            Tax benefit of stock plans credited to capital                           439                    449
            Change in unrealized loss on securities available for sale            (1,319)                (1,618)
            Change in deferred taxes related to securities available
              for sale                                                               509                    625
            Distribution of RRP shares                                                56                     56
            Transfer to short-term borrowings from long-term debt                  5,000                  5,750
            Non-accrual loan made available for sale                               1,329                    ---
            Adjustment to goodwill for tax benefit related to insurance
              agency purchase                                                        ---                    128

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

Certain amounts included in the March 31, 2004 consolidated financial statements have been reclassified in order to conform to the March 31, 2005 presentation.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 123R, which is a revision of FASB Statement No. 123 "Accounting for Stock Based Compensation". This statement, which supersedes Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" ("Statement No. 123"), would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and require all share-based payments to employees, including grants of employee stock options, to be recognized in the Financial Statements based on their fair values. The provision of SFAS No. 123R will be effective prospectively beginning October 1, 2005. The implementation of this statement is expected to result in approximately $390,000 additional expense, net of tax, in fiscal year 2006.

At March 31, 2005, the Company had stock option plans for the benefit of directors, officers and other employees of the Company. The Company currently accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for the stock plans, since stock option exercise prices are equal to market price at dates of grant.

Had compensation cost for the Company's stock-based compensation plans been determined in accordance with the fair value based method in Statement No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                      Three months ended                Six months ended
                                                           March 31,                         March 31,
                                                           ---------                         ---------
                                                     2005            2004             2005              2004
                                                     ----            ----             ----              ----
                                                                (In thousands except per share data)
Net income - As reported                           $ 11,455        $ 10,071          $ 22,245         $ 19,619
   Less: total stock-based employee
      compensation expense determined under
      fair value based method for all
      awards, net of related tax                       (111)           (102)             (232)            (194)
                                                   --------        --------          --------         --------
Pro forma net income                               $ 11,344        $  9,969          $ 22,013         $ 19,425
                                                   ========        ========          ========         ========

Net income per share - basic
   As reported                                     $   0.50        $   0.45          $   0.98         $   0.87
   Pro forma                                           0.50            0.44              0.97             0.86
Net income per share - diluted
   As reported                                         0.49            0.44              0.96             0.85
   Pro forma                                           0.49            0.43              0.95             0.84



The following per share weighted average fair values of stock options granted during the three and six months ended March 31, 2005 and 2004 were calculated using the Binomial option pricing model and the following weighted average assumptions:


                                                        Three months ended                  Six months ended
                                                             March 31,                          March 31,
                                                             ---------                         ---------
                                                       2005            2004              2005            2004
                                                       ----            ----              ----            ----
Options granted                                       7,500             ---            20,000           22,520
Grant date fair value                              $  10.83             ---          $  11.32          $ 13.06
Excercise price                                    $  34.23             ---          $  34.93          $ 30.45
Risk free interest rate                                4.06%            ---              3.79%            3.41%
Expected life (years)                                     5             ---                 6                6
Expected volatility                                   25.38%            ---             25.89%           38.71%
Expected dividend                                  $   1.11             ---          $   1.01          $   .94


 (2)      NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six months ended March 31, 2005 and 2004. Adjustments have been made to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.

                                                         Three months ended                             Six months ended
                                                             March 31,                                     March 31,
                                                             ---------                                     ---------
                                                     2005                  2004                  2005                  2004
                                                     ----                  ----                  ----                  ----

Net income                                      $ 11,455,226          $ 10,070,675          $ 22,245,025          $ 19,619,441
                                                ============          ============          ============          ============

Weighted average common shares outstanding:
   Shares outstanding                             23,668,166            23,612,989            23,635,914            23,577,759
   Less: weighted average
     uncommitted ESOP shares                        (901,886)             (971,728)             (910,587)             (973,239)
                                                ------------          ------------          ------------          ------------
        Total                                     22,766,280            22,641,261            22,725,327            22,604,520
                                                ============          ============          ============          ============

Basic net income per share                      $       0.50          $       0.45          $       0.98          $       0.87
                                                ============          ============          ============          ============

Weighted average common shares
   outstanding                                    22,766,280            22,641,261            22,725,327            22,604,520
Additional dilutive shares related to
   stock options                                     535,723               580,082               533,351               578,957
                                                ------------          ------------          ------------          ------------
Total weighted average common shares
   and equivalents outstanding for
   diluted earnings per share
   computation                                    23,302,003            23,221,343            23,258,678            23,183,477
                                                ============          ============          ============          ============

Diluted net income per share                    $       0.49          $       0.44          $       0.96          $       0.85
                                                ============          ============          ============          ============

Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

(3)     INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities at March 31, 2005 are as follows:

                                                                             Gross            Gross        Estimated
                                                        Amortized         unrealized       unrealized       market
                                                          cost               gains           losses         value
                                                          ----               -----           ------         -----
                                                                                 (In thousands)
Available for sale:
    FHLB notes                                          $ 120,034          $     ---       $   1,260       $ 118,774
    FNMA notes                                             30,006                ---             460          29,546
    FFCB notes                                             10,000                ---              83           9,917
                                                        ---------                ---       ---------       ---------
                                                          160,040                ---           1,803         158,237
    Equity securities                                          26                ---             ---              26
                                                        ---------          ---------       ---------       ---------
                                                          160,066                ---           1,803         158,263
                                                        ---------          ---------       ---------       ---------
Held to maturity:
    Municipal securities                                      285                 30             ---             315

    FHLMC mortgage-backed securities                      268,647                662           6,316         262,993
    FNMA mortgage-backed securities                       182,985                666           4,150         179,501
                                                        ---------          ---------       ---------       ---------
                                                          451,632              1,328          10,466         442,494
                                                        ---------          ---------       ---------       ---------
                                                        $ 611,983          $   1,358       $  12,269       $ 601,072
                                                        =========          =========       =========       =========

The amortized cost and estimated market value of investment and mortgage-backed securities at September 30, 2004 are as follows:

                                                                             Gross           Gross         Estimated
                                                        Amortized          unrealized      unrealized        market
                                                           cost               gains          losses          value
                                                           ----               -----          ------          -----
                                                                                (In thousands)
Available for sale:
    FHLB notes                                          $  80,127          $      15       $     273       $  79,869
    FNMA notes                                             30,018                 11             177          29,852
    FFCB note                                              20,074                ---              60          20,014
                                                        ---------          ---------       ---------       ---------
                                                          130,219                 26             510         129,735
    Equity securities                                          25                ---             ---              25
                                                        ---------          ---------       ---------       ---------
                                                          130,244                 26             510         129,760
                                                        ---------          ---------       ---------       ---------
Held to maturity:
    Municipal securities                                      440                 37             ---             477


    FHLMC mortgage-backed securities                      239,339              1,244           2,279         238,304
    FNMA mortgage-backed securities                       203,721              1,235           1,709         203,247
                                                        ---------          ---------       ---------       ---------
                                                          443,060              2,479           3,988         441,551
                                                        ---------          ---------       ---------       ---------
                                                        $ 573,744          $   2,542       $   4,498       $ 571,788
                                                        =========          =========       =========       =========

The amortized cost and estimated market value of debt securities at March 31, 2005 and September 30, 2004 by contractual maturity are shown below. Actual maturities of investment securities may be substantially shorter than contractual maturities because issuers may have the right to call obligations without penalties. The average expected life of mortgage-backed securities may be substantially shorter than contractual maturity because borrowers may prepay or payoff underlying mortgages with or without prepayment penalties.


                                                               March 31, 2005                   September 30, 2004
                                                               --------------                   ------------------
                                                                         Estimated                          Estimated
                                                        Amortized          market         Amortized           market
                                                           cost            value             cost             value
                                                           ----            -----             ----             -----
                                                                              (In thousands)
Investment Securities:
Available for sale:
    Due in one year or less                             $  79,989        $  79,474        $  30,175         $  30,091
    Due in one to five years                               80,051           78,763          100,044            99,644
                                                        ---------        ---------        ---------         ---------
                                                          160,040          158,237          130,219           129,735
                                                        ---------        ---------        ---------         ---------
Held to maturity:
    Due in one year or less                                    85               85              155               155
    Due in one to five years                                  ---              ---               85                86
    Due in five to ten years                                  200              230              200               236
                                                        ---------        ---------        ---------         ---------
                                                              285              315              440               477
                                                        ---------        ---------        ---------         ---------
Mortgage-backed Securities:
Held to maturity:
    Due in one year or less                                   277              275              599               591
    Due in one to five years                               79,392           77,467           39,963            39,833
    Due in five to ten years                              348,654          340,669          374,365           371,609
    Due after ten years                                    23,309           24,083           28,133            29,518
                                                        ---------        ---------        ---------         ---------
                                                          451,632          442,494          443,060           441,551
                                                        ---------        ---------        ---------         ---------
                                                        $ 611,957        $ 601,046        $ 573,719         $ 571,763
                                                        =========        =========        =========         =========

As of March 31, 2005, the Company had pledged mortgage-backed securities with a market value of $41,512,000 and a carrying value of $41,618,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $1,337,000 and a carrying value of $1,281,000 to collateralize treasury, tax and loan accounts as of March 31, 2005.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005, were as follows:


                                   Less than 12 months              12 months or more                    Total
                                   -------------------              -----------------                    -----
                                              Unrealized                      Unrealized                      Unrealized
                               Fair value       losses         Fair value       losses        Fair value        losses
                               ----------       ------         ----------       ------        ----------        ------
                                                             (In thousands)
Available for sale
    Agency securities          $  79,515      $     539        $  78,722      $   1,264       $ 158,237       $   1,803

Held to maturity
    Mortgage-backed
         securities              199,748          4,132          202,114          6,334         401,862          10,466
                               ---------      ---------        ---------      ---------       ---------       ---------
         Total                 $ 279,263      $   4,671        $ 280,836      $   7,598       $ 560,099       $  12,269
                               =========      =========        =========      =========       =========       =========

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

(4)     LOANS

Loans are summarized below:

                                                               March 31,           September 30,
                                                                 2005                 2004
                                                                 ----                 ----
                                                                      (In thousands)
Mortgage loans:
    Construction 1-4 family                                  $   314,961           $   298,585
    Permanent 1-4 family                                       1,160,625             1,069,514
    Multi-family                                                  34,636                27,276
    Nonresidential                                               271,240               235,083
    Land                                                         244,061               198,937
                                                             -----------           -----------
        Total mortgage loans                                   2,025,523             1,829,395
                                                             -----------           -----------

Other loans:
    Commercial                                                    79,944                72,276
    Home equity lines of credit                                   64,098                59,838
    Other consumer secured by real estate                        112,115               103,621
    Other consumer                                                44,124                43,945
                                                             -----------           -----------
        Total other loans                                        300,281               279,680
                                                             -----------           -----------
        Total loans                                            2,325,804             2,109,075
                                                             -----------           -----------

Less:
    Loans in process                                             220,194               190,453
    Net deferred loan fees and discounts                          10,396                 9,651
    Allowance for loan losses                                     18,822                17,802
                                                             -----------           -----------
                                                                 249,412               217,906
                                                             -----------           -----------
        Total loans, net                                     $ 2,076,392           $ 1,891,169
                                                             ===========           ===========


An analysis of the allowance for loan losses follows:

                                                       Three months ended             Six months ended
                                                           March 31,                     March 31,
                                                           ---------                     ---------

                                                      2005           2004           2005           2004
                                                      ----           ----           ----           ----
                                                                          (In thousands)

    Beginning balance                               $  18,246      $  16,614      $  17,802      $  16,199
    Provision for loan losses                             538            351            988            799
    Charge-offs                                           (23)           (13)           (41)           (54)
    Recoveries                                             61              8             73             16
                                                    ---------      ---------      ---------      ---------
    Ending balance                                  $  18,822      $  16,960      $  18,822      $  16,960
                                                    =========      =========      =========      =========

The allowance for loan losses was $18,822,000 and $17,802,000 at March 31, 2005 and September 30, 2004, respectively. The Company evaluates impaired loans based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral dependent loan. To the extent that an impaired loan's value is less than the loan's recorded investment, a specific allowance is recorded. There were no specific allowances recorded at March 31, 2005 and September 30, 2004.

The investment in impaired loans (primarily consisting of classified loans), other than those evaluated collectively for impairment, was $3,038,000 and $4,627,000 at March 31, 2005 and September 30, 2004 respectively.

At March 31, 2005 and September 30, 2004, loans with unpaid principal balances of approximately $1,251,000 and $3,032,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of March 31, 2005 and September 30, 2004, approximately $1,135,000 and $2,777,000, respectively, of loans 90 days or more contractually delinquent were in the process of foreclosure.


(5)     COMPREHENSIVE INCOME

The following table sets forth the components of the Company's comprehensive income:

                                                        Three months ended             Six months ended
                                                             March 31,                     March 31,
                                                             ---------                     ---------
                                                       2005           2004           2005           2004
                                                       ----           ----           ----           ----
                                                                        (In thousands)

    Net income                                       $ 11,455       $ 10,071       $ 22,245       $ 19,619

    Other comprehensive loss:
        Net unrealized losses                            (780)          (103)        (1,319)        (1,618)
        Tax effect                                        301             40            509            625
                                                     --------       --------       --------       --------
    Other comprehensive loss, net of tax                 (479)           (63)          (810)          (993)
                                                     --------       --------       --------       --------
    Comprehensive income                             $ 10,976       $ 10,008       $ 21,435       $ 18,626
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

Upon completion of a transfer of assets that satisfies the conditions described above to be accounted for as a sale, the Company:

a.  Derecognizes all assets sold;
b. Recognizes all assets obtained and liabilities incurred in consideration as proceeds of the sale;
c. Initially measures, at fair value, assets obtained andliabilities incurred in a sale; and
d.  Recognizes in earnings any gain or loss on the sale.

The Company recognized gains on sales of mortgage loans of $564,000 and $669,000, respectively, for the three months ended March 31, 2005 and 2004. For the six months ended March 31, 2005 and 2004, the Company recognized gains on sales of mortgage loans of $1,032,000 and $1,410,000, respectively.

The Company receives fees for servicing activities on loans it has sold. These activities include, but are not limited to, collecting principal, interest and escrow payments from borrowers; paying taxes and insurance from escrowed funds; monitoring delinquencies; and accounting for and remitting principal and interest payments. To the extent that the servicing fees exceed or do not provide adequate compensation for the services provided, the Company records a servicing asset or liability for the fair value of the servicing retained. Currently, the servicing fees retained by the Company are just adequate to compensate the Company for the servicing responsibilities. As of March 31, 2005, no servicing assets and/or liabilities were recognized.

(7)      PENSION PLAN

The Company has a noncontributory-defined benefit pension plan covering all full-time employees hired before January 1, 2003 who have attained one year of service. The plan is a multi-employer plan. Separate actuarial evaluations are not made for each employer nor are plan assets so segregated. The Company elected to freeze the plan to all participants effective June 30, 2004 and, as a result, expects to expense approximately $800,000 for fiscal year 2005. The Company recorded pension expense of approximately $433,000 and $647,000 for the six months ended March 31, 2005 and 2004, respectively.

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

Factors which could affect actual results include but are not limited to the following (i) change in general market interest rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products, (vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

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

The Company currently utilizes the following strategies to reduce interest rate risk: (a) the Company seeks to originate and hold in the portfolio adjustable rate loans which have periodic interest rate adjustments; (b) the Company sells a portion of newly originated fixed rate residential mortgage loans; (c) the Company seeks to lengthen the maturities of deposits when deemed cost effective through the pricing and promotion of certificates of deposits; (d) the Company seeks to attract low cost checking and transaction accounts which tend to be less interest rate sensitive when interest rates rise; and (e) the Company may utilize long-
                                       15
term Federal Home Loan Bank ("FHLB") advances to fund the origination of fixed rate loans. The Company also maintains a high level of liquid assets consisting of short-term securities as well as medium-term securities. These securities have expected average lives in the three to four-year range. Management expects that cash flow from investment maturities and repayments can be reinvested at higher yields in a rising interest rate environment.

The Company operates primarily in seven counties on the east coast of Florida. As such, the Company's results of operations are affected by the general and economic conditions of the area. Management believes that the area's rapid population growth and expanding real estate market will support continued earning's growth.

The Company noted a significant increase in deposits during the six months ended March 31, 2005 primarily due to a net increase of $206.1 million in core deposits (transaction accounts, consisting of checking, money market and passbook accounts) and $58.0 million in certificate accounts. The increase in core deposits reflects disaster relief funds and insurance proceeds flowing into the Company's market area as a result of the hurricanes that passed over our market area in August and September 2004, as well as the customer's continued preference for shorter-term investments in a low interest rate environment and growth in the Company's market area. The Company continues to emphasize growth in transaction accounts. However, the Company believes that some of the significant growth during the six months was attributable to short-term accumulation of funds for the purpose of repairs to properties by homeowners and businesses. Future growth in such deposits may, therefore, be less than the amounts obtained year to date.

Critical Accounting Policies

The determination of the allowance for loan losses is considered by management to be a critical accounting policy and is based upon estimates made by management. Critical accounting policies are defined as policies, which are material to the portrayal of the Company's financial condition and results of operations, and require management's most difficult, subjective, or complex judgments. The Company's financial results could differ significantly if different judgments or estimates are applied in the application of these policies.

The Company follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies" and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" . The following is a description of how each portion of the allowance for loan losses is determined.

The Company segregates the loan portfolio for loan loss purposes into the following broad segments: commercial real estate; residential real estate; commercial business; and consumer. The Company provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components. First, general loss percentages are established based upon historical analyses. Second, a supplemental portion of the allowance is established for inherent losses, which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used. This is due to the risk of error and/or inherent imprecision in the process. This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

Specific allowances are provided in the event that the specific collateral analysis on each impaired loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation. The provision for loan losses is debited or credited in order to state the allowance for loan losses to the required level as determined above.

There were no significant changes in the estimation methods or fundamental assumptions used in the calculation of the allowance for loan losses at March 31, 2005, compared to September 30, 2004. Furthermore, there was no reallocation of the allowance from September 30, 2004. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Results of Operations

Comparisons of quarterly results of operations in this section are between the three months ended March 31, 2005 and March 31, 2004. Comparison of fiscal year to date results is between the six months then ended.

General. Diluted earnings per share for the second fiscal quarter ended March 31, 2005, increased 11.4% to 49 cents per share on net income of $11.5 million, compared to 44 cents per share on net income of $10.1 million for the same period last year. Diluted earnings per share for the six months ended March 31, 2005, increased 12.9% to 96 cents per share on net income of $22.2 million, compared to 85 cents per share on net income of $19.6 million for the same period last year. The increases for both the three and six month periods were due primarily to increased net interest income, resulting from an increase in average interest-earning assets due primarily to origination of loans. This growth was funded primarily with low cost core deposits. The increases in net interest income were partially offset by decreases in other income and increases in other expenses for both periods.

Net Interest Income. Net interest income increased 15.5% to $27.1 million for the quarter ended March 31, 2005, from $23.4 million for the same period last year. For the six months ended March 31, 2005, net interest income increased 14.7% to $52.6 million from $45.8 million for the same period last year. The increases for both the three and six month periods were due primarily to a 13.8% and 14.3% increase, respectively, in average interest-earning assets primarily due to originations of loans funded predominately with low cost core deposits. Average total loans for the quarter ended March 31, 2005 increased by $317.9 million, reflecting strong loan originations. The average balance of mortgage-backed securities for the three months ended March 31, 2005 increased $7.3 million and average interest earning deposits in other banks increased $33.7 million. This was offset by a decrease of $31.6 million in investment securities from the same period last year. The average balance of core deposits increased to 55.4% of average total deposits for the three months ended March 31, 2005 compared to 49.9% for the three months ended March 31, 2004.

Average total loans for the six months ended March 31, 2005 increased $301.9 million or 18.1% from the same period last year. The average balance of mortgage-backed securities for the six months ended March 31, 2005 increased $66.9 million and average interest bearing deposits in other banks increased $50.1 million, partially offset by a decrease of $84.9 million in investment securities from the same period last year. The average deposit composition changed to 55.0% and 45.0% of core deposits and certificate accounts, respectively, for the six months ended March 31, 2005 from 49.0% and 51.0%, respectively, for the same period last year.

The net interest margin increased to 4.01% for the three months ended March 31, 2005 from 3.95% for the three months ended March 31, 2004. The net interest margin increased slightly to 3.95% for the six months ended March 31, 2005 compared to 3.94% for the same period last year. The increase for the three and six month period was due mainly to a decrease in the cost of interest-bearing liabilities, primarily due to growth in low cost core deposits e.g. checking accounts and money market accounts. The increase in core deposits is the primary source of funding of the origination of loans, resulting in higher interest rate spreads and higher interest margins.

Provision for Loan Losses. The determination of the allowance for loan losses is considered by management to be a critical accounting policy and is based upon estimates made by management.

The provision for loan losses was $538,000 for the three months ended March 31, 2005, compared to $351,000 for the same period last year. The provision for the three months ended March 31, 2005 was principally comprised of a charge of $633,000 due to increased credit risk resulting from growth in the loan portfolio, partially offset by a decrease of $57,000 due to changes in the level of classified loans and $38,000 in net recoveries.

For the six months ended March 31, 2005, the provision for loan losses was $988,000 compared to $799,000 for the same period last year. The provision for the six months ended March 31, 2005 was principally comprised of a charge of $1.1 million due to increased credit risk resulting from growth in the loan portfolio, partially offset by a decrease of $34,000 due to changes in the level of classified loans and $33,000 in net recoveries.

For the six months ended March 31, 2005, nonperforming loans decreased to $1.3 million from $1.9 million for the same period last year. The ratio of the allowance for loan losses to total net loans decreased to .91% as of March 31, 2005 from .99% of total net loans for the same period last year.

Other Income. Other income decreased to $5.5 million for the quarter ended March 31, 2005, from $5.7 million for the same period last year. The decrease was due primarily to a decrease of $555,000 in gain on sale of debt and equity securities and a decrease of $105,000 in gain on sale of mortgage loans, partially offset by an increase of $596,000 in fees and service charges. Fees and service charges (primarily from fees and service charges on deposit products) were $4.1 million and $3.5 million for the quarters ended March 31, 2005 and 2004, respectively. This increase was due primarily to the growth in transaction accounts. Gain on the sale of mortgage loans was $564,000 and $669,000 for the quarters ended March 31, 2005 and 2004, respectively. Gain on the sale of mortgage loans for the quarter ended March 31, 2005 included a $205,000 gain on the sale of a $1.3 million commercial real estate nonaccrual loan. The remaining decrease of $310,000 was due primarily to a decline in originations of fixed rate residential one-to-four family mortgage loans available for sale partly as a result of a change in customer preference to adjustable rate loans. The Company sells loans in order to reduce interest rate risk by limiting the growth of long term fixed rate loans in the portfolio.

Other income decreased to $10.7 million for the six months ended March 31, 2005, compared to $11.0 million for the same period last year. This decrease was due primarily to decreases of $867,000 in gain on sale of debt and equity securities, $378,000 in gain on sale of loans, $164,000 in income from real estate operations, and $111,000 in insurance commission and fees, partially offset by increases of $884,000 in fees and service charges and $298,000 in gain on disposal of premises and equipment. Fees and service charges (primarily from fees and service charges on deposit products) were $7.8 million and $6.9 million for the six months ended March 31, 2005 and 2004, respectively. This increase was due primarily to the growth in transaction accounts. Insurance commissions and fees were $1.5 million and $1.6 million for the six months ended March 31, 2005 and 2004, respectively. This decrease was due primarily to decreased annuity sales. Income from real estate operations decreased $164,000 to $93,000 for the six months ended March 31, 2005, primarily due to decreased gains on sale of real estate owned acquired in settlement of loans through foreclosure. Gain on sale of mortgage loans was $1.0 million and $1.4 million for the six months ended March 31, 2005 and 2004, respectively. Gain on the sale of mortgage loans for the quarter ended March 31, 2005 included a $205,000 gain on the sale of a $1.3 million commercial real estate nonaccrual loan. The remaining decrease of $583,000 was due primarily to a decline in originations of fixed rate residential one-to-four family mortgage loans available for sale partly as a result of a change in customer preference to adjustable rate loans. The Company sells loans in order to reduce interest rate risk by limiting the growth of long term fixed rate loans in the portfolio. The gain on disposal of premises and equipment was primarily due to insurance proceeds related to hurricane damaged premises and
                                       18
equipment.

Other Expenses. Other expenses increased to $13.3 million for the quarter ended March 31, 2005, from $12.3 million for the same period last year, due primarily to increases of $485,000 in compensation and benefits, $172,000 in occupancy, $92,000 in advertising and promotion, and $205,000 in other. Compensation and employee benefits was $7.8 million and $7.3 million for the quarters ended March 31, 2005 and 2004, respectively. The increase for the quarter ended March 31, 2005 was due primarily to additional staff required to support the growth in loans and deposits as well as the opening of new branches. Occupancy, advertising and promotion and other increased primarily due to expenses incurred in the opening of new branches and growth in loans and deposits.

For the six months ended March 31, 2005, other expenses increased to $25.8 million compared to $23.8 million for the same period last year. This increase was due primarily to increases of $960,000 in compensation and benefits, $336,000 in occupancy expense, $209,000 in advertising and promotion, and $327,000 in other. The increase in compensation and benefits was due primarily to additional staff required to support the growth in loans and deposits as well as the opening of new branches. Occupancy, advertising and promotion and other increased primarily due to expenses incurred in the opening of new branches and growth in loans and deposits.

The Company has also incurred additional expense related to compliance with the Sarbanes-Oxley Act of 2002 and the Bank Secrecy Act during the six months ended March 31, 2005. The Company anticipates that additional increases in operating expense are also likely in future quarters as the Company continues to implement the additional requirements imposed by these regulations.

Income Taxes. Income tax expense increased to $7.4 million for the quarter ended March 31, 2005, from $6.5 million for the same period last year due primarily to an increase in pretax accounting income. For the six months ended March 31, 2005, income tax expense increased to $14.3 million from $12.6 million for the same period last year due primarily to an increase in pretax accounting income. The effective tax rates were 39.1% for the three and six-months periods ended March 31, 2005 and 2004 respectively.

Financial Condition

Comparisons of financial condition in this section are from the end of the preceding fiscal year to March 31, 2005.

Total assets increased to $2.913 billion at March 31, 2005, from $2.627 billion at the fiscal year ended September 30, 2004. The increase is due primarily to increases in loans, interest bearing deposits in other banks and investment securities.

Interest bearing deposits in other banks increased to $58.0 million at March 31, 2005, from $7.1 million at September 30, 2004. This increase is due primarily to the excess cash provided by the net increase in deposits.

Investment securities available for sale increased to $158.3 million at March 31, 2005, from $129.8 million at September 30, 2004. The increase is due primarily to purchases of $40.0 million, offset by maturities of $10.0 million.

Mortgage-backed securities increased to $451.6 million at March 31, 2005, from $443.1 million at September 30, 2004. The increase is due primarily to purchases of $55.1 million of 5 and 7 year fixed-rate balloon securities with expected average lives in the three to four year range, partially offset by repayments of $46.1 million. The purchases were funded by repayments and the excess cash provided by
                                       19
the net increase in deposits. These securities will provide future monthly principal and interest repayment cash flow to fund loan growth or other investment alternatives.

Net loans increased to $2.076 billion at March 31, 2005, from $1.891 billion at September 30, 2004. The increase is due primarily to net increases of $81.7 million in residential one-to-four mortgage loans, $45.0 million in land loans, $31.4 million in nonresidential mortgage loans, $12.9 million in consumer loans, and $7.6 million in commercial business loans. These increases were due to strong loan originations during the six months ended March 31, 2005 as compared to the same period last year. Residential one-to-four mortgage loan originations increased 21.0% from the same period last year to $395.0 million for the six months ended March 31, 2005. Consumer loan originations increased 18.9% to $85.1 million for the six months ended March 31, 2005. Commercial business loan originations were $30.5 million for the six months ended March 31, 2005, up 53.9% from the same period last year. Commercial real estate loan originations increased 33.6% from the same period last year to $140.0 million for the six months ended March 31, 2005.

Deposits increased to $2.009 billion at March 31, 2005, from $1.745 billion at September 30, 2004. The significant growth in deposits of 15.1% was due primarily to a significant net increase of $206.1 million in core deposits and $58.0 million in certificate accounts. The increase in core deposits reflects disaster relief funds and insurance proceeds flowing into the Company's market area, as well as the customer's continued preference for shorter-term investments in a low interest rate environment and growth in the Company's market area. The Company continues to emphasize growth in core deposit accounts. However, the Company believes that some of the significant growth during the six months was attributable to short-term accumulation of funds for the purpose of repairs to properties by homeowners and businesses. Future growth in such deposits may, therefore, be less than the amounts obtained year to date.

FHLB advances increased to $578.5 million from $553.5 million at March 31, 2005, from September 30, 2004. The increase was due to a $30.0 million long-term fixed rate convertible advance, callable in 2010, offset by a $5.0 million fixed rate advance that matured during the six months. The advances were taken in order to fund the origination of fixed rate loans.

Stockholders' equity increased to $302.7 million at March 31, 2005, from $286.6 million at September 30, 2004. The increase is due primarily to $22.2 million of earnings for the six months partially offset by $8.2 million of dividends paid and $2.5 million increase in paid in capital, primarily as a result of amortization and tax benefits of stock benefit plans.

At March 31, 2005, the Bank exceeded all regulatory capital requirements as follows:

                                 Required                        Actual                  Excess of
                                                                                        Actual Over
                                        % of                             % of            Regulatory
                            Amount      Assets           Amount         Assets          Requirements
                            ------      ------           ------         ------          ------------
                                                   (Dollars in thousands)
Tangible Capital           $43,685       1.50%          $291,511        10.01%           $247,826
Core Capital                87,371       3.00%           291,511        10.01%            204,140
Risk-Based Capital         137,509       8.00%           309,661        18.02%            172,152

Cash Flow

The Bank's primary sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds from operations. The Bank will consider increasing its borrowings from the Federal Home Loan Bank (FHLB) from time to time as an alternative to increasing deposit account interest rates. In addition, the Bank holds unpledged fixed and adjustable rate mortgage-backed securities totaling $408.7 million at March 31, 2005 that could be used as collateral under repurchase transactions with securities dealers. Repurchase transactions serve as secured borrowings and provide a source of short-term liquidity for the Bank.

At March 31, 2005, the Bank had $901.6 million or 44.9% of the Bank's deposits in certificate accounts. Based on past experience, management believes that a substantial percentage of these certificates will be renewed at maturity, although there can be no assurance that this will occur. The Bank would use borrowings from the FHLB or repurchase transactions with securities dealers if replacement funding was needed as a result of maturing certificate accounts.

Net cash flows provided by the Company's operating activities (i.e. cash items affecting net income) was $19.0 million and $21.3 million for the six months ended March 31, 2005 and 2004, respectively.

Net cash flows used in the Company's investing activities (i.e. cash flows from its investment securities, mortgage-backed securities and loan portfolios) was $234.1 million and $181.0 million for the six months ended March 31, 2005 and 2004, respectively. The increase in cash used for the six months ending March 31, 2005 was principally due to an increase of $83.1 million in the net increase in loans, a decrease of $79.8 million in proceeds from maturities and calls of investment securities, a decrease of $51.1 million in proceeds from the sale of investment securities, and an increase of $20.0 million in the purchase of investment securities, partially offset by a $179.5 million decrease in the purchase of mortgage-backed securities.

Net cash flows provided by the Company's financing activities (i.e. cash flows primarily from net increases (decreases) in deposits and net FHLB advances) was $269.9 million and $170.3 million for the six months ended March 31, 2005 and 2004, respectively. The increase in cash flows for the six months ending March 31, 2005 was primarily due to a $123.3 million increase in the net increase in deposits, and a $5.0 million increase in net proceeds from long-term debt, partially offset by an $30.8 million decrease in net proceeds from short-term borrowings.

CONTRACTUAL OBLIGATIONS

The following table shows the aggregated amounts at March 31, 2005 of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

                                                    One               Three             More
                                Within            through            through            than
                              one year          three years         five years       five years           Total
                              --------          -----------         ----------       ----------           -----
                                                                  (In thousands)
FHLB advances                $  13,000          $  25,000          $ 120,000         $ 420,483         $ 578,483
Operating leases                   332                415                177             1,183             2,107
Purchase obligations             8,330              2,952                528               ---            11,810
                             ---------          ---------          ---------         ---------         ---------
Total                        $  21,662          $  28,367          $ 120,705         $ 421,666         $ 592,400
                             =========          =========          =========         =========         =========

Outstanding commitments to fund mortgage loans to be held for investment purposes (excluding loans in process), that generally expire in 60 days, amounted to approximately $78.0 million as of March 31, 2005. In addition, as of March 31, 2005, the Company had determined that $127.9 million might be lent to certain homebuilders on a variable rate and home-by-home basis, subject to underwriting and product approval by the Company. Outstanding commitments to fund other loans as of March 31, 2005 were approximately $1.7 million.

The Company expects to contribute an additional $175,000 to its non-contributory defined benefit pension plan before September 30, 2005. The Company also has an unfunded supplemental executive retirement plan for the benefit of Michael J. Brown, Sr. The liability related to this plan was $1.3 million as of March 31, 2005. The Company elected to freeze these plans to all participants effective June 30, 2004.

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

The following table sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated:

                                                             March 31,           September 30,
                                                               2005                  2004
                                                               ----                   ----
                                                                  (Dollars in thousands)
Nonaccrual mortgage loans:
    Delinquent 90 days or more                                $ 1,113               $ 2,949
Nonaccrual other loans:
    Delinquent 90 days or more                                    139                    83
                                                              -------               -------
Total nonperforming loans                                       1,252                 3,032
Real estate owned, net of related allowance                        24                    48
                                                              -------               -------
Total nonperforming assets                                    $ 1,276               $ 3,080
                                                              =======               =======

Nonperforming loans to total net loans                           .06%                  .16%
Total nonperforming assets to total assets                       .04%                  .12%
Allowance for loan losses to total net loans                     .91%                  .94%
Allowance for loan losses to nonperforming loans            1,504.25%               587.20%
Allowance for loan losses to classified loans                 556.58%               383.37%


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

Item 4. Controls and Procedures.

Based on their evaluation, the Company's Chief Executive Officer, Michael J. Brown, Sr. and Chief Financial Officer, H. Michael Callahan, have concluded the Company's disclosure controls and procedures are effective as of March 31, 2005 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the last fiscal quarter, there have been no significant changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1. Legal Proceedings.

There are various claims and lawsuits in which the Company is periodically involved incident to the Company's business. In the opinion of management, no material loss is anticipated from any such pending claims or lawsuits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the Company's treasury stock purchases for the quarter ended March 31, 2005:

                                                     Total number of shares purchased as      Maximum number of shares
                   Total number of      Average       part of the stock repurchase plan      that may yet be purchased
                  shares purchased       price           extended on October 13, 2004              under the plan
                  ----------------       -----           ----------------------------              --------------
January                 4,000            33.63                       ---                               734,800
February                 ---              N/A                        ---                               734,800
March                    ---              N/A                        ---                               734,800

The current stock repurchase program permits repurchases of up to 1.2 million shares through October 14, 2005. The Company from time to time purchases shares from participants in its stock options plans and restricted stock award plans pursuant to terms of the plans permitting participants at their discretion to use shares to pay federal income tax withholding liabilities. Those shares are purchased at fair market value at the time the transactions occur. The Companypurchased 4,000 shares during the quarter ended March 31, 2005.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

An Annual Meeting of Stockholders of the Company was held January 28, 2005 for the purpose of considering and voting upon the following matters:

    1.  Approval of the election of each of Directors Bruce R.
        Abernethy, Sr., Standish C. Crippen, Richard L. Lynch and Edwin
        R. Massey to serve for a three-year term.
    2. To ratify the appointment by the Company's Board of Directors of the firm of KPMG LLP, Certified Public Accountants, as independent public accountants for the Company for the fiscal year ending September 30, 2005.

The following table sets forth the results as to each matter voted upon:

                                                                                          %            BROKER
            PROPOSAL                      FOR           AGAINST        ABSTAIN         APPROVED       NON-VOTES
            --------                      ---           -------        -------         --------       ---------
No. 1
    Bruce R. Abernethy, Sr.            20,896,601       173,555           ---            99.2%              ---
    Standish C. Crippen                20,898,072       172,084           ---            99.2%              ---
    Richard L. Lynch                   20,907,421       162,735           ---            99.2%              ---
    Edwin R. Massey                    20,903,663       166,493           ---            99.2%              ---
No. 2                                  20,861,923       107,092       101,141            99.0%              ---


Item 5. Other Information.

None

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

10(xi)         *Amendments  to Change  of  Control  Agreements  (Exhibit
               10(xii) to Form 10-Q for the quarter ended June 30, 2004 filed August 13, 2004)

10(xii)        *Senior  Officer  Incentive  Plan for  fiscal  year 2005
               (Exhibit 10(xii) to Form 10-Q for the quarter ended December 31, 2004 filed February 9, 2005)

10(xiii)       **Amendments to Change of Control Agreements

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





                                       HARBOR FLORIDA BANCSHARES, INC.




Date:  May 9, 2005                     /s/
                                       ----------------------------------------
                                       Michael J. Brown, Sr.
                                       President and Chief Executive Officer



Date:  May 9, 2005                     /s/
                                       ----------------------------------------
                                       H. Michael Callahan
                                       Senior Vice President, Finance and
                                       Chief Financial Officer

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


/s/
-----------------------
Michael J. Brown, Sr.
Chief Executive Officer
May 9, 2005

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


/s/
------------------------
H. Michael Callahan
Chief Financial Officer
May 9, 2005

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

In connection with the Quarterly Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
J. Brown, Sr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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




/s/
-----------------------
Michael J. Brown, Sr.
Chief Executive Officer
May 9, 2005

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

In connection with the Quarterly Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Michael Callahan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



/s/
-----------------------
H. Michael Callahan
Chief Financial Officer
May 9, 2005

                                                               Exhibit 10(xiii)


                         AMENDMENT NUMBER TWO TO THE
                   CHANGE IN CONTROL AND NON-COMPETE AGREEMENT
                           BETWEEN J. HAL ROBERTS AND
                           HARBOR FEDERAL SAVINGS BANK



                  The Change in Control and Non-compete Agreement between J. Hal Roberts and Harbor Federal Savings Bank is hereby amended as follows:


          1. Amended Paragraphs to the Agreement to read as follows:

    1.    4. TERMINATION BENEFITS. (b) Delete entire paragraph.
             --------------------

    2.    4. TERMINATION BENEFITS. (c) At the effective date of the
             --------------------
          Agreement and prior to December 31st each year thereafter, Executive shall make the election referred to in Section 4(a) hereof with respect to whether any amounts payable under said
          Section 4(a) during the following year shall be paid in a lump sum or on a monthly basis. Such election shall be irrevocable for the year for which such election is made and shall continue in effect until the executive has made his next annual election.





DATE: April 18, 2005                HARBOR FEDERAL SAVINGS BANK

                                    EMPLOYER:


                                    /s/
                                    ------------------------------------
                                    Michael J. Brown, Sr.,
                                    President


                                    EMPLOYEE:



                                    /s/
                                    ------------------------------------
                                    J. Hal Roberts

                                                              Exhibit 10(xiii)


                       AMENDMENT NUMBER TWO TO THE
                   CHANGE IN CONTROL AND NON-COMPETE AGREEMENT
                           BETWEEN DAVID C. HANKLE AND
                           HARBOR FEDERAL SAVINGS BANK



                  The Change in Control and Non-compete Agreement between David
C. Hankle and Harbor Federal Savings Bank is hereby amended as follows:


          1.       Amended Paragraphs to the Agreement to read as follows:

     1.   4. TERMINATION BENEFITS. (a) Upon the occurrence of a Change of
             --------------------
     Control,followed at any time during the term of this Agreement by the voluntary or involuntary termination of the Executive's employment, other than for Termination for Cause, the Bank and the company shall pay the Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal three times the sum of (i) the Employee's base salary from the Employer during the 12-month period immediately preceding the Date of Termination, plus (ii) the amount of the bonuses received by the Employee from the Employer during the 12-month period immediately preceding the Date of Termination, plus (iii) the cost to the Employer of all benefits to which the Employee was entitled during the 12-month period immediately preceding the Date of Termination. At the election of the Executive such payment may be made in a lump sum or paid in equal monthly installments during the thirty-six (36) months following the Executive's termination. In the event that no election is made, payment to the Executive will be in equal monthly installments.

     2.   4. TERMINATION BENEFITS. (b) Delete entire paragraph.
             --------------------

     3.   4. TERMINATION BENEFITS.  (c) At the effective date of the Agreement
             --------------------
     and prior to December 31st each year thereafter, Executive shall make the election referred to in Section 4(a) hereof with respect to whether any amounts payable under said Section 4(a) during the following year shall be paid in a lump sum or on a monthly basis. Such election shall be irrevocable for the year for which such election is made and shall continue in effect until the executive has made his next annual election.

     4.   4. TERMINATION BENEFITS. (d) Notwithstanding the preceding paragraphs
             --------------------
     of this Section 4, in no event shall the aggregate payments or benefits (excluding any payments or benefits which occur solely as a result of terms requiring acceleration in plans for stock related benefits such as stock options or restricted stock) to be made or afforded to Executive under said paragraphs (the "Terminations Benefits") constitute an "excess parachute payment" under Section 280G of the code or any successor thereto, and in order to avoid such a result Termination Benefits will be reduced, if necessary, to an amount (the "Non-

     Triggering Amount"), the value of which is one dollar ($1.00) less than an amount equal to three (3) times Executive's "base amount", as determined in accordance with said Section 280G. The allocation of the reduction required hereby among the Termination Benefits provided by the preceding paragraphs of this Section 4 shall be determined by the Executive.

     5.   7.NON-COMPEITION     AND    CONFIDENTIAL     INFORMATION    (a)
            ------------------------------------------------------
     During the term of this Agreement, and for two (2) years after the date the Executive isterminated by the Bank or of this Agreement, and for Bancshares, whether voluntarily or involuntarily, with or without cause, the Executive shall not compete directly or indirectly in the Florida counties of St. Lucie, Martin, Indian River, Brevard, Volusia or Okeechobee (collectively, the "Counties") with any business then being conducted by the Bank or Bancshares without their prior written consent. The term "compete" means rendering any service by the Executive, whether as an employee, director, consultant, independent contractor, partner, co-venturer or investor (excluding any interest of the Executive through investment of up to an aggregate of 10% in the equity or debt securities or equivalent partnership interest of any person required to register under Section 12(g) of the securities Exchange Act of 1934) to or on behalf of any organization, including but not limited to any commercial bank, savings bank, savings and loan association, credit union, mortgage banking company, insurance company or brokerage firm, conducting any business then competitive to that of the Bank or Bancshares in the Counties.



DATE: April 18, 2005                     HARBOR FEDERAL SAVINGS BANK

                                         EMPLOYER:


                                         /s/
                                         -----------------------------
                                         Michael J. Brown, Sr.,
                                         President


                                         EMPLOYEE:



                                         /s/
                                         ------------------------------------
                                         David C. Hankle

                                                               Exhibit 10(xiii)


                           AMENDMENT NUMBER TWO TO THE
                   CHANGE IN CONTROL AND NON-COMPETE AGREEMENT
                         BETWEEN MICHAEL J. BROWN, JR. AND
                           HARBOR FEDERAL SAVINGS BANK



                  The Change in Control and Non-compete Agreement between Michael J. Brown, Jr. and Harbor Federal Savings Bank is hereby amended as follows:


          1.    Amended Paragraphs to the Agreement to read as follows:

     1.   4.  TERMINATION  BENEFITS.  (a) Upon the  occurrence of a Change of
              ---------------------
     Control, followed at any time during the term of this Agreement by the voluntary or involuntary termination of the Executive's employment, other than for Termination for Cause, the Bank and the company shall pay the Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal three times the sum of (i) the Employee's base salary from the Employer during the 12-month period immediately preceding the Date of Termination, plus (ii) the amount of the bonuses received by the Employee from the Employer during the 12-month period immediately preceding the Date of Termination, plus (iii) the cost to the Employer of all benefits to which the Employee was entitled during the 12-month period immediately preceding the Date of Termination. At the election of the Executive such payment may be made in a lump sum or paid in equal monthly installments during the thirty-six (36) months following the Executive's termination. In the event that no election is made, payment to the Executive will be in equal monthly installments.

     2.   4. TERMINATION BENEFITS. (b) Delete entire paragraph.
             --------------------

     3.   4. TERMINATION BENEFITS. (c) At the effective date of the Agreement
             --------------------
     and prior to December 31st each year thereafter, Executive shall make the election referred to in Section 4(a) hereof with respect to whether any amounts payable under said Section 4(a) during the following year shall be paid in a lump sum or on a monthly basis. Such election shall be irrevocable for the year for which such election is made and shall continue in effect until the executive has made his next annual election.

     4.   4.  TERMINATION   BENEFITS.   (d)  Notwithstanding  the  preceding
              ----------------------
     paragraphs of this Section 4, in no event shall the aggregate payments or benefits (excluding any payments or benefits which occur solely as a result of terms requiring acceleration in plans for stock related benefits such as stock options or restricted stock) to be made or afforded to Executive under said paragraphs (the "Terminations Benefits") constitute an "excess parachute payment" under Section 280G of the code or any successor thereto, and in order to avoid such a result Termination Benefits will be reduced, if necessary, to an amount (the "Non-

     Triggering Amount"), the value of which is one dollar ($1.00) less than an amount equal to three (3) times Executive's "base amount", as determined in accordance with said Section 280G. The allocation of the reduction required hereby among the Termination Benefits provided by the preceding paragraphs of this Section 4 shall be determined by the Executive.

     5.   7.NON-COMPETITION AND CONFIDENTIAL  INFORMATION (a) During the term of
            ---------------------------------------------
     this Agreement, and for two (2) years after the date the Executive is terminated by the Bank or Bancshares, whether voluntarily or involuntarily, with or without cause, the Executive shall not compete directly or indirectly in the Florida counties of St. Lucie, Martin, Indian River, Brevard, Volusia or Okeechobee (collectively, the "Counties") with any business then being conducted by the Bank or Bancshares without their prior written consent. The term "compete" means rendering any service by the Executive, whether as an employee, director, consultant, independent contractor, partner, co-venturer or investor (excluding any interest of the Executive through investment of up to an aggregate of 10% in the equity or debt securities or equivalent partnership interest of any person required to register under Section 12(g) of the securities Exchange Act of 1934) to or on behalf of any organization, including but not limited to any commercial bank, savings bank, savings and loan association, credit union, mortgage banking company, insurance company or brokerage firm, conducting any business then competitive to that of the Bank or Bancshares in the Counties.



DATE: April 18 2005                                  HARBOR FEDERAL SAVINGS BANK

                                                     EMPLOYER:




                                                     /s/
                                                     -------------------------
                                                     Michael J. Brown, Sr.,
                                                     President


                                                     EMPLOYEE:





                                                     /s/
                                                     -------------------------
                                                     Michael J. Brown, Jr.

                                                               Exhibit 10(xiii)

                           AMENDMENT NUMBER TWO TO THE
                   CHANGE IN CONTROL AND NON-COMPETE AGREEMENT
                             BETWEEN ALBERT L. FORT AND
                           HARBOR FEDERAL SAVINGS BANK



                  The Change in Control and Non-compete Agreement between Albert L. Fort and Harbor Federal Savings Bank is hereby amended as follows:


          1.    Amended Paragraphs to the Agreement to read as follows:

     1.   4.  TERMINATION  BENEFITS.  (a) Upon  the  occurrence  of a Change  of
              ---------------------
     Control, followed at any time during the term of this Agreement by the voluntary or involuntary termination of the Executive's employment, other than for Termination for Cause, the Bank and the company shall pay the Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal three times the sum of (i) the Employee's base salary from the Employer during the 12-month period immediately preceding the Date of Termination, plus (ii) the amount of the bonuses received by the Employee from the Employer during the 12-month period immediately preceding the Date of Termination, plus (iii) the cost to the Employer of all benefits to which the Employee was entitled during the 12-month period immediately preceding the Date of Termination. At the election of the Executive such payment may be made in a lump sum or paid in equal monthly installments during the thirty-six (36) months following the Executive's termination. In the event that no election is made, payment to the Executive will be in equal monthly installments.

     2.   4. TERMINATION BENEFITS. (b) Delete entire paragraph.
             --------------------

     3.   4. TERMINATION BENEFITS. (c) At the effective date of the Agreement
             --------------------
     and prior to December 31st each year thereafter, Executive shall make the election referred to in Section 4(a) hereof with respect to whether any amounts payable under said Section 4(a) during the following year shall be paid in a lump sum or on a monthly basis. Such election shall be irrevocable for the year for which such election is made and shall continue in effect until the executive has made his next annual election.

     4.   4. TERMINATION  BENEFITS.  (d) Notwithstanding the preceding
             ---------------------
     paragraphs of this Section 4, in no event shall the aggregat payments or benefits (excluding any payments or benefits which occur solely as a result of terms requiring acceleration in plans for stock related benefits such as stock options or restricted stock) to be made or afforded to Executive under said paragraphs (the "Terminations Benefits") constitute an "excess parachute payment" under Section 280G of the code or any successor thereto, and in order to avoid such a result Termination Benefits will be reduced, if necessary, to an amount (the "Non-

     Triggering Amount"), the value of which is one dollar ($1.00) less than an amount equal to three (3) times Executive's "base amount", as determined in accordance with said Section 280G. The allocation of the reduction required hereby among the Termination Benefits provided by the preceding paragraphs of this Section 4 shall be determined by the Executive.

     5.   7.NON-COMPETITION AND CONFIDENTIAL  INFORMATION (a) During the term of
            ---------------------------------------------
     this Agreement, and for two (2) years after the date the Executive is terminated by the Bank or Bancshares, whether voluntarily or involuntarily, with or without cause, the Executive shall not compete directly or indirectly in the Florida counties of St. Lucie, Martin, Indian River, Brevard, Volusia or Okeechobee (collectively, the "Counties") with any business then being conducted by the Bank or Bancshares without their prior written consent. The term "compete" means rendering any service by the Executive, whether as an employee, director, consultant, independent contractor, partner, co-venturer or investor (excluding any interest of the Executive through investment of up to an aggregate of 10% in the equity or debt securities or equivalent partnership interest of any person required to register under Section 12(g) of the securities Exchange Act of 1934) to or on behalf of any organization, including but not limited to any commercial bank, savings bank, savings and loan association, credit union, mortgage banking company, insurance company or brokerage firm, conducting any business then competitive to that of the Bank or Bancshares in the Counties.



DATE:  April 18 2005                        HARBOR FEDERAL SAVINGS BANK

                                            EMPLOYER:




                                            /s/
                                            -------------------------
                                            Michael J. Brown, Sr.,
                                            President


                                            EMPLOYEE:





                                            /s/
                                             -------------------------
                                            Albert L. Fort

                                                              Exhibit 10(xiii)


                           AMENDMENT NUMBER TWO TO THE
                   CHANGE IN CONTROL AND NON-COMPETE AGREEMENT
                         BETWEEN H. MICHAEL CALLAHAN AND
                           HARBOR FEDERAL SAVINGS BANK



                  The Change in Control and Non-compete Agreement between H. Michael Callahan and Harbor Federal Savings Bank is hereby amended as follows:


          1.       Amended Paragraphs to the Agreement to read as follows:

     1.   4.  TERMINATION  BENEFITS.  (a) Upon the  occurrence  of a Change of
              ---------------------
     Control, followed at any time during the term of thisAgreement by the voluntary or involuntary termination of the Executive's employment, other than for Termination for Cause, the Bank and the company shall pay the Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal three times the sum of (i) the Employee's base salary from the Employer during the 12-month period immediately preceding the Date of Termination, plus (ii) the amount of the bonuses received by the Employee from the Employer during the 12-month period immediately preceding the Date of Termination, plus (iii) the cost to the Employer of all benefits to which the Employee was entitled during the 12-month period immediately preceding the Date of Termination. At the election of the Executive such payment may be made in a lump sum or paid in equal monthly installments during the thirty-six (36) months following the Executive's termination. In the event that no election is made, payment to the Executive will be in equal monthly installments.

     2.   4. TERMINATION BENEFITS. (b) Delete entire paragraph.
             --------------------

     3.   4. TERMINATION BENEFITS. (c) At the effective date of the Agreement
             --------------------
     and prior to December 31st each year thereafter, Executive shall make the election referred to in Section 4(a) hereof with respect to whether any amounts payable under said Section 4(a) during the following year shall be paid in a lump sum or on a monthly basis. Such election shall be irrevocable for the year for which such election is made and shall continue in effect until the executive has made his next annual election.

     4.   4. TERMINATION  BENEFITS.  (d)  Notwithstanding  the preceding
             ---------------------
     paragraphs of this Section 4, in no event shall the aggregate payments or benefits (excluding any payments or benefits which occur solely as a result of terms requiring acceleration in plans for stock related benefits such as stock options or restricted stock) to be made or afforded to Executive under said paragraphs (the "Terminations Benefits") constitute an "excess parachute payment" under Section 280G of the code or any successor thereto, and in order to avoid such a result Termination Benefits will be reduced, if necessary, to an amount (the "Non

     -Triggering Amount"), the value of which is one dollar ($1.00) less than an amount equal to three (3) times Executive's "base amount", as determined in accordance with said Section 280G. The allocation of the reduction required hereby among the Termination Benefits provided by the preceding paragraphs of this Section 4 shall be determined by the Executive.

     5.    7.NON-COMPETITION  AND  CONFIDENTIAL  INFORMATION (a) During the term
             -----------------------------------------------
     of this Agreement, and for two (2) years after the date the Executive is terminated by the Bank or Bancshares, whether voluntarily or involuntarily, with or without cause, the Executive shall not compete directly or indirectly in the Florida counties of St. Lucie, Martin, Indian River, Brevard, Volusia or Okeechobee (collectively, the "Counties") with any business then being conducted by the Bank or Bancshares without their prior written consent. The term "compete" means rendering any service by the Executive, whether as an employee, director, consultant, independent contractor, partner, co-venturer or investor (excluding any interest of the Executive through investment of up to an aggregate of 10% in the equity or debt securities or equivalent partnership interest of any person required to register under Section 12(g) of the securities Exchange Act of 1934) to or on behalf of any organization, including but not limited to any commercial bank, savings bank, savings and loan association, credit union, mortgage banking company, insurance company or brokerage firm, conducting any business then competitive to that of the Bank or Bancshares in the Counties.




DATE:  April 18 2005                        HARBOR FEDERAL SAVINGS BANK

                                            EMPLOYER:




                                            /s/
                                            ---------------------------------
                                            Michael J. Brown, Sr.,
                                            President


                                            EMPLOYEE:





                                            /s/
                                            ---------------------------------
                                            H. Michael Callahan