Form 10-Q
period 2005-06-30
HARBOR FLORIDA BANCSHARES INC
filed 2005-08-09
CIK 1029407

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   -----------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: June 30, 2005
                                -------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from _________ to __________


                        Commission file number 000-22817

                         HARBOR FLORIDA BANCSHARES, INC
             (Exact name of registrant as specified in its charter)

         DELAWARE                                    65-0813766
         ---------                                   ----------
         (State or other jurisdiction                (IRS employer
         of incorporation or organization)           identification no.)

                              100 S. SECOND STREET
                              FORT PIERCE, FL 34950
                (Address of principal executive offices/ZIP code)

Registrant's telephone number, including area code          (772) 461-2414
                                                  ----------------------------


Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X___No __

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _X__ No __



As of July 22, 2005, there were 23,980,069 shares of the Registrant's common stock outstanding.

                         HARBOR FLORIDA BANCSHARES, INC.

                                Table of Contents

Part I.  Financial Information                                             Page
------------------------------                                             ----

Item 1.     Financial Statements (unaudited).

            Condensed Consolidated Statements of Financial Condition
            as of June 30, 2005 September 30, 2004.......................... 2

            Condensed Consolidated Statements of Earnings for the three and nine months ended June 30, 2005 and 2004 ................... 3

            Condensed Consolidated Statements of Cash Flows for the
            nine months ended June 30, 2005 and 2004 ....................... 4

            Notes to Condensed Consolidated Financial Statements............ 6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................15

Item 3.     Quantitative and Qualitative Disclosures about Market Risk......24

Item 4.     Controls and Procedures.........................................24

Part II. Other Information
--------------------------

Item 1.     Legal Proceedings...............................................24

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.....24

Item 3.     Defaults Upon Senior Securities.................................25

Item 4.     Submission of Matters to a Vote of Security Holders.............25

Item 5.     Other Information...............................................25

Item 6.     Index of Exhibits ..............................................25

            Signature Page..................................................27

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
      Condensed Consolidated Statements of Financial Condition (unaudited)
                                 (In thousands)

                                                                          June 30, 2005         September 30, 2004
                                                                          -------------         ------------------
Assets:
Cash and amounts due from depository institutions                          $    75,668           $    67,822
Interest-bearing deposits in other banks                                        23,136                 7,053
Investment securities held to maturity                                             285                   440
Investment securities available for sale                                       128,740               129,760
Mortgage-backed securities held to maturity                                    419,269               443,060
Loans held for sale                                                              8,687                 2,438
Loans, net                                                                   2,178,024             1,891,169
Accrued interest receivable                                                     12,595                11,243
Premises and equipment, net                                                     48,259                36,529
Federal Home Loan Bank stock                                                    32,637                29,175
Goodwill                                                                         3,591                 3,591
Other assets                                                                     4,438                 4,829
                                                                           -----------           -----------
          Total assets                                                     $ 2,935,329           $ 2,627,109
                                                                           ===========           ===========
Liabilities and Stockholders' Equity:
Liabilities:
   Deposits                                                                $ 1,991,136           $ 1,744,830
   Short-term borrowings                                                         5,000                13,785
   Long-term debt                                                              595,478               540,492
   Advance payments by borrowers for taxes and insurance                        23,362                26,328
   Income taxes payable                                                          1,522                 7,584
   Other liabilities                                                             7,227                 7,446
                                                                           -----------           -----------
         Total liabilities                                                   2,623,725             2,340,465
                                                                           -----------           -----------
Stockholders' Equity:
   Preferred stock; $.10 par value; authorized 10,000,000 shares;
      none issued and outstanding                                                  ---                   ---
   Common stock; $.10 par value; authorized 70,000,000 shares;
      31,915,448 shares issued and 23,904,512 outstanding at June 30,
      2005 and 31,793,040 shares issued and 23,789,228 outstanding at
      September 30, 2004                                                         3,192                 3,179
   Paid-in capital                                                             206,480               202,904
   Retained earnings                                                           221,502               200,040
   Accumulated other comprehensive loss, net                                      (783)                 (298)
   Common stock purchased by:
      Employee stock ownership plan (ESOP)                                      (8,730)               (9,254)
      Recognition and retention plan (RRP)                                      (2,112)               (2,228)
   Treasury stock, at cost, 8,010,936 shares at June 30, 2005 and
      8,003,812 shares at September 30, 2004                                  (107,945)             (107,699)
                                                                           -----------           -----------
         Total stockholders' equity                                            311,604               286,644
                                                                           -----------           -----------
         Total liabilities and stockholders' equity                        $ 2,935,329           $ 2,627,109
                                                                           ===========           ===========
See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Earnings (unaudited)
                      (In thousands except per share data)

                                                            Three months ended                 Nine months ended
                                                                 June 30,                           June 30,
                                                                 --------                           --------
                                                           2005           2004              2005              2004
                                                           ----           ----              ----              ----
   Loans                                              $  36,740       $  30,048           $ 102,995        $  87,873
   Investment securities                                  1,337           1,216               3,748            4,578
   Mortgage-backed securities                             4,137           4,726              13,072           12,719
   Other                                                    267              17                 912               72
                                                      ---------       ---------           ---------        ---------
      Total interest income                              42,481          36,007             120,727          105,242
                                                      ---------       ---------           ---------        ---------
Interest expense:
   Deposits                                               7,942           5,815              21,458           17,561
   Borrowings and debt                                    6,505           5,834              18,636           17,481
                                                      ---------       ---------           ---------        ---------
      Total interest expense                             14,447          11,649              40,094           35,042
                                                      ---------       ---------           ---------        ---------

      Net interest income                                28,034          24,358              80,633           70,200
Provision for loan losses                                   463             503               1,450            1,302
                                                      ---------       ---------           ---------        ---------
      Net interest income after provision for
       loan losses                                       27,571          23,855              79,183           68,898
                                                      ---------       ---------           ---------        ---------

Other income:
   Fees and service charges                               4,315           3,974              12,079           10,853
   Insurance commissions and fees                           899             923               2,393            2,529
   Income from real estate operations                        53              47                 145              304
   Gain on sale of mortgage loans                           601             297               1,633            1,707
   Gain on disposal of premises and equipment                29             342                 324              334
   Gain on sale of equity securities                        ---           1,379                 ---            1,998
   Gain on sale of debt securities                           41             ---                  41              248
   Other                                                    118               3                 133               16
                                                      ---------       ---------           ---------        ---------
       Total other income                                 6,056           6,965              16,748           17,989
                                                      ---------       ---------           ---------        ---------

Other expenses:
   Compensation and employee benefits                     8,130           7,483              23,443           21,836
   Occupancy                                              1,964           1,773               5,636            5,109
   Data processing services                                 930             878               2,742            2,620
   Advertising and promotion                                455             405               1,388            1,130
   Professional fees                                        770             200               1,303              774
   Other                                                  1,738           2,722               5,226            5,841
                                                      ---------       ---------           ---------        ---------
      Total other expense                                13,987          13,461              39,738           37,310
                                                      ---------       ---------           ---------        ---------

Income before income taxes                               19,640          17,359              56,193           49,577
Income tax expense                                        7,701           7,090              22,009           19,689
                                                      ---------       ---------           ---------        ---------
      Net income                                      $  11,939       $  10,269           $  34,184        $  29,888
                                                      =========       =========           =========        =========

Net income per share
      Basic                                           $    0.52       $    0.45           $    1.50        $    1.32
                                                      =========       =========           =========        =========
      Diluted                                         $    0.51       $    0.44           $    1.47        $    1.29
                                                      =========       =========           =========        =========

See accompanying notes to condensed consolidated financial statements.

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                      Nine months ended
                                                                                           June 30,
                                                                                           --------
                                                                                 2005                  2004
                                                                                 ----                  ----
   Cash flows from operating activities:
      Net income                                                             $  34,184              $  29,888
      Adjustments to reconcile net income to net cash provided
          by operating activities:
          Gain on sale of equity securities available for sale                     ---                 (1,998)
          Loss (gain) on sale of debt securities available for sale                 98                    (59)
          Gain on sale of mortgage-backed securities                              (139)                  (189)
          Gain on disposal of premises and equipment                              (324)                  (334)
          Gain on sale of real estate owned                                        (33)                  (190)
          Gain on sale of mortgage loans                                        (1,633)                (1,707)
          Provision for loan losses                                              1,450                  1,302
          Provision for losses on real estate owned                                 15                    ---
          Depreciation and amortization                                            783                    631
          Deferred income tax expense (benefit)                                    241                   (282)
          Originations of loans held for sale                                  (84,473)               (72,186)
          Proceeds from sale of loans held for sale                             78,528                 72,825
          Increase in deferred loan fees and costs                               6,348                  5,464
          Increase in accrued interest receivable                               (1,352)                  (377)
          Decrease (increase) in other assets                                      142                   (980)
          (Decrease) increase in income taxes payable                           (5,577)                   454
          (Decrease) increase in other liabilities                                (219)                   930
                                                                             ---------              ---------
           Net cash provided by operating activities                            28,039                 33,192
                                                                             ---------              ---------

   Cash flows from investing activities:
      Net increase in loans                                                   (288,709)              (222,800)
      Purchase of mortgage-backed securities                                   (55,129)              (234,691)
      Proceeds from principal repayments of mortgage-backed securities          73,666                 68,560
      Proceeds from sale of mortgage-backed securities                           4,616                  5,179
      Proceeds from maturities and calls of investment securities
          held to maturity                                                         155                 49,979
      Proceeds from maturities and calls of investment securities
          available for sale                                                    10,000                 80,000
      Proceeds from sale of investment securities available for sale            29,941                 53,689
      Purchase of investment securities available for sale                     (39,954)               (30,000)
      Proceeds from sale of real estate owned                                      189                    511
      Purchase of premises and equipment                                       (14,001)                (6,872)
      Proceeds from disposal of premises and equipment                             616                    565
      FHLB stock, net                                                           (3,462)                (2,350)
                                                                             ---------              ---------
           Net cash used in investing activities                              (282,072)              (238,230)
                                                                             ---------              ---------

                HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (unaudited)
                                 (In thousands)

                                                                                      Nine months ended
                                                                                           June 30,
                                                                                           --------
                                                                                 2005                  2004
                                                                                 ----                  ----

   Cash flows from financing activities:
      Net increase in deposits                                                 246,306                189,410
      Net proceeds of short-term borrowings                                    (13,785)                16,000
      Net proceeds of long-term debt                                            60,000                 50,000
      Repayments of long-term debt                                                 (14)               (25,066)
      Decrease in advance payments by borrowers for taxes
          and insurance                                                         (2,966)                (5,211)
      Dividends paid                                                           (12,722)               (10,495)
      Common stock options exercised                                             1,389                  1,501
      Purchase of treasury stock                                                  (246)                (4,158)
                                                                             ---------              ---------
          Net cash provided by financing activities                            277,962                211,981
                                                                             ---------              ---------

          Net increase in cash and cash equivalents                             23,929                  6,943
   Cash and cash equivalents - beginning of period                              74,875                 59,694
                                                                             ---------              ---------
   Cash and cash equivalents - end of period                                 $  98,804              $  66,637
                                                                             =========              ==========


   Supplemental disclosures:
      Cash paid for:
          Interest                                                           $  39,817              $  34,989
          Taxes                                                                 27,345                 19,525
      Noncash investing and financing activities:
          Additions to real estate acquired in settlement of loans
            through foreclosure                                                    132                    400
          Sale of real estate owned financed by the Company                        ---                    652
          Tax benefit of stock plans credited to capital                           485                    481
          Change in unrealized loss on securities available for sale              (790)                (5,478)
          Change in deferred taxes related to securities available
            for sale                                                               305                  2,114
          Distribution of RRP shares                                               116                    124
          Transfer to short-term borrowings from long-term debt                  5,000                 13,732
          Non-accrual loan made available-for-sale                               1,329                    ---
          Adjustment to goodwill for tax benefit related to insurance
            agency purchase                                                        ---                    128


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

Certain amounts included in the June 30, 2004 consolidated financial statements have been reclassified in order to conform to the June 30, 2005 presentation.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 123R, which is a revision of FASB Statement No. 123 "Accounting for Stock Based Compensation". This statement, which supersedes Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" ("Statement No. 123"), would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and require all share-based payments to employees, including grants of employee stock options, to be recognized in the Financial Statements based on their fair values. The provision of SFAS No. 123R will be effective for options vesting after September 30, 2005 and is expected to result in approximately $425,000 to $475,000 additional expense, net of tax, in fiscal year 2006.

At June 30, 2005, the Company maintained stock option plans for the benefit of directors, officers and other employees of the Company. The Company currently accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for the stock plans, since stock option exercise prices are equal to market price at dates of grant.

Had compensation cost for the Company's stock-based compensation plans been determined in accordance with the fair value based method in Statement No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                      Three months ended                Nine months ended
                                                          June 30,                          June 30,
                                                          --------                          --------
                                                    2005            2004              2005             2004
                                                     ----            ----             ----             ----
                                                                (In thousands except per share data)

Net income - As reported                           $ 11,939        $ 10,269          $ 34,184         $ 29,888
   Less: total stock-based employee
      compensation expense determined under
      fair value based method for all
      awards, net of related tax                       (125)            (94)             (357)            (288)
                                                   --------        --------          --------         --------
Pro forma net income                               $ 11,814        $ 10,175          $ 33,827         $ 29,600
                                                   ========        ========          ========         ========

Net income per share - basic
   As reported                                     $   0.52        $   0.45          $   1.50         $   1.32
   Pro forma                                           0.52            0.45              1.49             1.31
Net income per share - diluted
   As reported                                         0.51            0.44              1.47             1.29
   Pro forma                                           0.51            0.44              1.45             1.28



The following per share weighted average fair values of stock options granted during the three and nine months ended June 30, 2005 and 2004 were calculated using the Binomial option pricing model and the following weighted average assumptions:

                                                        Three months ended                 Nine months ended
                                                             June 30,                           June 30,
                                                             --------                           --------
                                                      2005             2004             2005              2004
                                                      ----             ----             ----              ----

Options granted                                      21,500             ---            41,500           22,520
Grant date fair value                              $  10.36             ---          $  10.82         $  13.06
Exercise price                                     $  34.79             ---          $  34.86         $  30.45
Risk free interest rate                                3.60%            ---              3.69%            3.41%
Expected life (years)                                     6             ---                 6                6
Expected volatility                                   25.37%            ---             25.62%           38.71%
Expected dividend                                  $   1.33             ---          $   1.17         $   0.94

 (2)      NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine months ended June 30, 2005 and 2004. Adjustments have been made to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.

                                                            Three months ended                          Nine months ended
                                                                 June 30,                                    June 30,
                                                                 --------                                    --------
                                                       2005                   2004                  2005                  2004
                                                       ----                   ----                  ----                  ----

Net income                                         $ 11,938,722            $ 10,268,627        $ 34,183,747          $ 29,888,068
                                                   ============            ============        ============          ============

Weighted average common shares outstanding:
   Shares outstanding                                23,723,272              23,564,345          23,665,033            23,578,101

    Less: weighted average
     uncommitted ESOP shares                           (884,428)               (954,268)           (901,867)             (971,729)
                                                   ------------            ------------        ------------          ------------
        Total                                        22,838,844              22,610,077          22,763,166            22,606,372
                                                   ============            ============        ============          ============

Basic net income per share                         $       0.52            $       0.45        $       1.50          $       1.32
                                                   ============            ============        ============          ============

Weighted average common shares
    outstanding                                      22,838,844              22,610,077          22,763,166            22,606,372
  Additional dilutive shares related to
    stock options                                       518,716                 529,351             508,057               543,457
                                                   ------------            ------------        ------------          ------------
  Total weighted average common shares
    and equivalents outstanding for
    diluted earnings per share
    computation                                      23,357,560              23,139,428          23,271,223            23,149,829
                                                   ============            ============        ============          ============
Diluted net income per share                       $       0.51            $       0.44        $       1.47          $      1.29
                                                   ============            ============        ============          ============


Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company's stock for the period.

(3)     INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities at June 30, 2005 are as follows:

                                                                          Gross            Gross         Estimated
                                                      Amortized         unrealized       unrealized        market
                                                        cost              gains           losses           value
                                                        ----              -----           ------           -----
                                                                            (In thousands)
Available for sale:
   FHLB notes                                         $  99,998          $     ---       $     888       $  99,110
   FNMA notes                                            19,991                ---             335          19,656
   FFCB notes                                            10,000                ---              51           9,949
                                                      ---------          ---------       ---------       ---------
                                                        129,989                ---           1,274         128,715
   Equity securities                                         25                ---             ---              25
                                                      ---------          ---------       ---------       ---------
                                                        130,014                ---           1,274         128,740
                                                      ---------          ---------       ---------       ---------
Held to maturity:
   Municipal securities                                     285                 35             ---             320

   FHLMC mortgage-backed securities                     249,152                487           4,718         244,921
   FNMA mortgage-backed securities                      170,117                608           2,853         167,872
                                                      ---------          ---------       ---------       ---------
                                                        419,269              1,095           7,571         412,793
                                                      ---------          ---------       ---------       ---------
                                                      $ 549,568          $   1,130       $   8,845       $ 541,853
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
                                                      =========          =========       =========       =========

The amortized cost and estimated market value of debt securities at June 30, 2005 and September 30, 2004 by contractual maturity are shown below. Actual maturities of investment securities may be substantially shorter than contractual maturities because issuers may have the right to call obligations without penalties. The average expected life of mortgage-backed securities may be substantially shorter than contractual maturity because borrowers may prepay or payoff underlying mortgages with or without prepayment penalties.


                                                             June 30, 2005                 September 30, 2004
                                                             -------------                  ------------------
                                                                         Estimated                       Estimated
                                                      Amortized           market         Amortized         market
                                                         cost             value            cost            value
                                                         ----              -----           ----            -----
                                                                             (In thousands)
Investment Securities:
Available for sale:
    Due in one year or less                           $  79,937          $  79,292       $  30,175       $  30,091
    Due in one to five years                             50,052             49,423         100,044          99,644
                                                      ---------          ---------       ---------       ---------
                                                        129,989            128,715         130,219         129,735
                                                      ---------          ---------       ---------       ---------
Held to maturity:
    Due in one year or less                                  85                 85             155             155
    Due in one to five years                                ---                ---              85              86
    Due in five to ten years                                200                235             200             236
                                                      ---------          ---------       ---------       ---------
                                                            285                320             440             477
                                                      ---------          ---------       ---------       ---------
Mortgage-backed Securities:
Held to maturity:
    Due in one year or less                                 ---                ---             599             591
    Due in one to five years                            114,967            112,481          39,963          39,833
    Due in five to ten years                            282,792            278,052         374,365         371,609
    Due after ten years                                  21,510             22,260          28,133          29,518
                                                      ---------          ---------       ---------       ---------
                                                        419,269            412,793         443,060         441,551
                                                      ---------          ---------       ---------       ---------
                                                      $ 549,543          $ 541,828       $ 573,719       $ 571,763
                                                      =========          =========       =========       =========

As of June 30, 2005, the Company had pledged mortgage-backed securities with a market value of $38,986,000 and a carrying value of $38,901,000 to collateralize the public funds on deposit. The Company had also pledged mortgage-backed securities with a market value of $1,209,000 and a carrying value of $1,161,000 to collateralize treasury, tax and loan accounts as of June 30, 2005.

Gross realized gains and gross realized losses on available for sale securities totaled $-0- and $98,000 during the quarter ended June 30, 2005. During the quarter ended June 30, 2005, the Company recognized gain of approximately $139,000 on the sale of numerous small balance mortgage-backed securities where more than 85% of the principal had been repaid.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005, were as follows:


                                Less than 12 months                 12 months or more                   Total
                                -------------------                 -----------------                   -----
                                           Unrealized                        Unrealized                      Unrealized
                            Fair value       losses           Fair value        losses         Fair value       losses
                            ----------       ------           ----------        ------         ----------       ------
                                                            (In thousands)
Available for sale
    Agency securities       $  49,727      $     266          $  78,988      $   1,008       $ 128,715       $   1,274

Held to maturity
    Mortgage-backed
         securities           188,713          3,173            192,234          4,398         380,947           7,571
                            ---------      ---------          ---------      ---------       ---------       ---------
         Total              $ 238,440      $   3,439          $ 271,222      $   5,406       $ 509,662       $   8,845
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

 (4)      LOANS

Loans are summarized below:

                                                               June 30,            September 30,
                                                                 2005                 2004
                                                                 ----                 ----
                                                                       (In thousands)
Mortgage loans:
    Construction 1-4 family                                   $   367,873              $   298,585
    Permanent 1-4 family                                        1,189,070                1,069,514
    Multi-family                                                   38,507                   27,276
    Nonresidential                                                270,724                  235,083
    Land                                                          276,070                  198,937
                                                               ----------                ---------
        Total mortgage loans                                    2,142,244                1,829,395
                                                               ----------                ---------

Other loans:
    Commercial                                                     82,569                   72,276
    Home equity lines of credit                                    71,365                   59,838
    Other consumer secured by real estate                         117,907                  103,621
    Other consumer                                                 46,718                   43,945
                                                               ----------                ---------
        Total other loans                                         318,559                  279,680
                                                               ----------                ---------
        Total loans                                             2,460,803                2,109,075
                                                               ----------                ---------

Less:
    Loans in process                                              252,354                  190,453
    Net deferred loan fees and discounts                           11,134                    9,651
    Allowance for loan losses                                      19,291                   17,802
                                                               ----------                ---------
                                                                  282,779                  217,906
                                                               ----------                ---------
        Total loans, net                                      $ 2,178,024              $ 1,891,169
                                                               ==========                =========


An analysis of the allowance for loan losses follows:

                                                          Three months ended            Nine months ended
                                                               June 30,                      June 30,
                                                               --------                      --------

                                                         2005           2004           2005           2004
                                                         ----           ----           ----           ----
                                                                          (In thousands)

             Beginning balance                     $ 18,822       $ 16,960        $ 17,802       $ 16,199
             Provision for loan losses                  463            503           1,450          1,302

              Charge-offs                               (34)           (21)            (75)           (75)
             Recoveries                                  40             12             114             28
                                                    -------       --------        --------       --------

             Ending balance                        $ 19,291       $ 17,454        $ 19,291       $ 17,454
                                                   ========       ========        ========       ========

The allowance for loan losses was $19,291,000 and $17,802,000 at June 30, 2005 and September 30, 2004, respectively. The Company evaluates impaired loans based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral dependent loan. To the extent that an impaired loan's value is less than the loan's recorded investment, a specific allowance is recorded. The Company recorded specific allowances of $307,000 and $-0-, respectively, at June 30, 2005 and September 30, 2004.

The investment in impaired loans (primarily consisting of classified loans), other than those evaluated collectively for impairment, was $2,956,000 and $4,627,000 at June 30, 2005 and September 30, 2004 respectively.

At June 30, 2005 and September 30, 2004, loans with unpaid principal balances of approximately $1,618,000 and $3,032,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status. As of June 30, 2005 and September 30, 2004, approximately $939,000 and $2,777,000, respectively, of loans 90 days or more contractually delinquent were in the process of foreclosure.


(5)      COMPREHENSIVE INCOME

The following table sets forth the components of the Company's comprehensive income:

                                                                Three months ended            Nine months ended
                                                                     June 30,                      June 30,
                                                                     --------                      --------
                                                             2005           2004           2005           2004
                                                             ----           ----           ----           ----
                                                                               (In thousands)
 Net income                                                $ 11,939       $ 10,269       $  34,184      $ 29,888
 Other comprehensive gain (loss):
      Net unrealized gains (losses)                             529         (3,860)           (790)       (5,478)
      Tax effect                                               (204)         1,489             305         2,114
                                                           --------       --------       ---------      --------
 Other comprehensive gain (loss), net of tax                    325         (2,371)           (485)       (3,364)
                                                           --------       --------       ---------      --------
 Comprehensive income                                      $ 12,264       $  7,898       $  33,699      $ 26,524
                                                           ========       ========       =========      ========


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

The Company recognized gains on sales of mortgage loans of $601,000 and $297,000, respectively, for the three months ended June 30, 2005 and 2004. For the nine months ended June 30, 2005 and 2004, the Company recognized gains on sales of mortgage loans of $1,633,000 and $1,707,000, respectively

The Company receives fees for servicing activities on loans it has sold. These activities include, but are not limited to, collecting principal, interest and escrow payments from borrowers; paying taxes and insurance from escrowed funds; monitoring delinquencies; and accounting for and remitting principal and interest payments. To the extent that the servicing fees exceed or do not provide adequate compensation for the services provided, the Company records a servicing asset or liability for the fair value of the servicing retained. Currently, the servicing fees retained by the Company are just adequate to compensate the Company for the servicing responsibilities. As of June 30, 2005, no servicing assets and/or liabilities were recognized.

(7)      PENSION PLAN

The Company has a noncontributory-defined benefit pension plan covering all full-time employees hired before January 1, 2003 who have attained one year of service. The plan is a multi-employer plan and separate actuarial evaluations are not made for each employer nor are plan assets so segregated. The Company elected to freeze the plan to all participants effective June 30, 2004 and expects to expense approximately $808,000 for fiscal year 2005. The Company recorded pension expense of approximately $619,000 and $1,070,000 for the nine months ended June 30, 2005 and 2004, respectively.

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

Overview

The Company owns 100% of the common stock of Harbor Federal Savings Bank ("the Bank"), a federal savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC). The Bank provides a wide range of banking and related insurance services but is principally engaged in the business of attracting deposits predominately from the communities it serves and using these and other funds to originate primarily residential one-to-four family and commercial real estate mortgage loans. The Company's results of operations are highly dependent on net interest income. Net interest income is a function of the balances of loans and investments ("interest-bearing assets") outstanding in any one period, the yields earned on such loans and investments, and the interest incurred on deposits and borrowed funds ("interest-bearing liabilities") that were outstanding in that same period. The Company's noninterest income consists primarily of fees and service charges, insurance commissions, gains on sale of mortgage loans, gains on sale of securities, gains or losses on disposal of premises and equipment and, depending on the period, real estate operations which have either provided income or loss. The results of operations are also significantly impacted by the amount of provisions for loan losses, which, in turn, is dependent upon, among other things, the size and makeup of the loan portfolio, loan quality, and other credit trends. The noninterest expenses consist primarily of employee compensation and benefits, occupancy expense and data processing services. Results of operations are affected by general economic and competitive conditions, including changes in prevailing interest rates and the policies of regulatory agencies.

The Company attempts to manage its assets and liabilities in a manner that stabilizes net interest income and net economic value under a broad range of interest rate environments. This is accomplished by matching maturity and repricing periods on loans and investments to maturity and repricing periods on deposits and borrowings.

The Company currently utilizes the following strategies to reduce interest rate risk: (a) the Company seeks to originate and hold in the portfolio adjustable rate loans which have periodic interest rate adjustments; (b) the Company sells a portion of newly originated fixed rate residential mortgage loans; (c) the Company seeks to lengthen the maturities of deposits when deemed cost effective through the pricing and promotion of certificates of deposits; (d) the Company seeks to attract low cost checking and transaction accounts which tend to be less interest rate sensitive when interest rates rise; and (e) the Company may utilize long- term Federal Home Loan Bank ("FHLB") advances to fund the origination of fixed rate loans. The Company also maintains a high level of liquid assets consisting of short-term securities as well as medium-term securities. These securities have expected average lives in the three to four-year range. Management expects that cash flow from investment maturities and repayments can be reinvested at higher yields in a rising interest rate environment.

The Company operates primarily in seven counties on the east coast of Florida. As such, the Company's results of operations are affected by the general and economic conditions of the area. Management believes that the area's rapid population growth and expanding real estate market will support continued earning's growth.

The Company noted a significant increase in deposits during the nine months ended June 30, 2005 primarily due to a net increase of $172.4 million in core deposits (transaction accounts, consisting of checking, money market and passbook accounts) and $74.0 million in certificate accounts. The Company continues to emphasize growth in transaction accounts, but believes that some of the significant growth during the nine months was attributable to short-term accumulation of disaster relief funds and insurance proceeds for the purpose of repairs to properties by homeowners and businesses. Future growth in such deposits may, therefore, be less than the amounts obtained year to date.

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

The Company follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies" and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The following is a description of how each portion of the allowance for loan losses is determined.

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

Specific allowances are provided to the extent that an impaired loan's value is less than the loan's recorded investment. The provision for loan losses is increased or decreased in order to state the allowance for loan losses to the required level as determined above.

There were no significant changes in the estimation methods or fundamental assumptions used in the calculation of the allowance for loan losses at June 30, 2005, compared to September 30, 2004. Furthermore, there was no reallocation of the allowance from September 30, 2004. While the Company's management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

Results of Operations

Comparisons of quarterly results of operations in this section are between the three months ended June 30, 2005 and June 30, 2004. Comparison of fiscal year to date results is between the nine months then ended.

General. Diluted earnings per share for the third fiscal quarter ended June 30, 2005, increased 15.9% to 51 cents per share on net income of $11.9 million, compared to 44 cents per share on net income of $10.3 million for the same period last year. Diluted earnings per share for the nine months ended June 30, 2005 increased 14.0% to $1.47 per share on net income of $34.2 million, compared to $1.29 per share on net income of $29.9 million for the same period last year. The increases for both the three and nine month periods were due primarily to increased net interest income, resulting from an increase in average interest-earning assets due primarily to originations of loans. This growth was funded primarily with low cost core deposits.

Net Interest Income. Net interest income increased 15.1% to $28.0 million for the quarter ended June 30, 2005, from $24.4 million for the same period last year. For the nine months ended June 30, 2005, net interest income increased 14.9% to $80.6 million from $70.2 million for the same period last year. The increases for both the three and nine month periods were due primarily to a 14.1% and 14.2% increase, respectively, in average interest-earning assets primarily due to originations of loans funded predominately with low cost core deposits. Average total loans for the quarter ended June 30, 2005 increased by $373.6 million, reflecting strong loan originations. The average balance of interest earning deposits in other banks for the three months ended June 30, 2005 increased $30.7 million. This was offset by decreases of $6.6 million in investment securities and $50.0 million in mortgage-backed securities from the same period last year. The average balance of core deposits increased to 54.6% of average total deposits for the three months ended June 30, 2005 compared to 51.6% for the three months ended June 30, 2004.

Average total loans for the nine months ended June 30, 2005 increased $326.0 million or 19.1% from the same period last year. The average balance of mortgage-backed securities for the nine months ended June 30, 2005 increased $28.1 million and average interest bearing deposits in other banks increased $43.6 million, partially offset by a decrease of $58.9 million in investment securities from the same period last year. The average deposit composition changed to 54.9% and 45.1% of core deposits and certificate accounts, respectively, for the nine months ended June 30, 2005 from 49.9% and 50.1%, respectively, for the same period last year.

The net interest margin increased to 4.01% for the three months ended June 30, 2005 from 3.97% for the three months ended June 30, 2004. The net interest margin increased to 3.97% for the nine months ended June 30, 2005 compared to 3.95% for the same period last year. The increase for the three and nine month period was due mainly to higher interest rate spreads resulting from growth in low cost core deposits e.g. checking accounts and money market accounts. Core deposits are the primary source of funding for the origination of higher yielding loans, resulting in higher interest rate spreads and higher interest margins.

Provision for Loan Losses. The determination of the allowance for loan losses is considered by management to be a critical accounting policy and is based upon estimates made by management.

The provision for loan losses was $463,000 for the three months ended June 30, 2005, compared to $503,000 for the same period last year. The provision for the three months ended June 30, 2005 was principally comprised of a charge of $309,000 due to increased credit risk resulting from growth in the loan portfolio, and an increase of $160,000 due to changes in the level of classified loans, partially offset by $6,000 in net recoveries.

For the nine months ended June 30, 2005, the provision for loan losses was $1,450,000 compared to $1,302,000 for the same period last year. The provision for the nine months ended June 30, 2005 was principally comprised of a charge of $1.4 million due to increased credit risk resulting from growth in the loan portfolio, and an increase of $126,000 due to changes in the level of classified loans, partially offset by $39,000 in net recoveries.

For the nine months ended June 30, 2005, nonperforming loans decreased to $1.6 million from $2.1 million for the same period last year. The ratio of the allowance for loan losses to total net loans decreased to .89% as of June 30, 2005 from .95% of total net loans for the same period last year.

Other Income. Other income decreased to $6.1 million for the quarter ended June 30, 2005, from $7.0 million for the same period last year. The decrease was due primarily to a decrease of $1.4 million in gain on sale of equity securities and a decrease of $313,000 in disposal of premises and equipment, partially offset by an increases of $341,000 in fees and service charges and $304,000 in gain on sale of mortgage loans. Fees and service charges (primarily from fees and service charges on deposit products) were $4.3 million and $4.0 million for the quarters ended June 30, 2005 and 2004, respectively. This increase was due primarily to the growth in transaction accounts. Gain on the sale of mortgage loans was $601,000 and $297,000 for the quarters ended June 30, 2005 and 2004, respectively. The Company sells loans in order to reduce interest rate risk by limiting the growth of long term fixed rate loans in the portfolio.

Other income decreased to $16.7 million for the nine months ended June 30, 2005, compared to $18.0 million for the same period last year. This decrease was due primarily to decreases of $2.0 million in gain on sale of equity securities, $207,000 in gain on sale of debt securities, $159,000 in income from real estate operations, and $136,000 in insurance commission and fees, partially offset by increases of $1.2 million in fees and service charges. Fees and service charges (primarily from fees and service charges on deposit products) were $12.1 million and $10.9 million for the nine months ended June 30, 2005 and 2004, respectively. This increase was due primarily to the growth in transaction accounts. Insurance commissions and fees were $2.4 million and $2.5 million for the nine months ended June 30, 2005 and 2004, respectively. This decrease was due primarily to decreased annuity sales. Income from real estate operations decreased $159,000 to $145,000 for the nine months ended June 30, 2005, primarily due to decreased gains on sale of real estate owned acquired in settlement of loans through foreclosure. Gain on sale of mortgage loans was $1.6 million and $1.7 million for the nine months ended June 30, 2005 and 2004, respectively. Gain on the sale of mortgage loans for the nine months ended June 30, 2005 included a $205,000 gain on the sale of a $1.3 million commercial real estate nonaccrual loan. The remaining decrease of $279,000 was due primarily to a decline in originations of fixed rate residential one-to-four family mortgage loans available for sale partly as a result of a change in customer preference to adjustable rate loans. The Company sells loans in order to reduce interest rate risk by limiting the growth of long term fixed rate loans in the portfolio.

Other Expenses. Other expenses increased to $14.0 million for the quarter ended June 30, 2005, from $13.5 million for the same period last year, due primarily to increases of $647,000 in compensation and benefits, $570,000 in professional fees, and $191,000 in occupancy, partially offset by a decrease of $984,000 in other. Compensation and employee benefits were $8.1 million and $7.5 million for the quarters ended June 30, 2005 and 2004, respectively.

For the nine months ended June 30, 2005, other expenses increased to $39.7 million compared to $37.3 million for the same period last year. This increase was due primarily to increases of $1.6 million in compensation and benefits, $529,000 in professional fees, $527,000 in occupancy expense, $258,000 in advertising and promotion, partially offset by a decrease of $615,000 in other.

The increase in compensation and benefits for the three and nine month periods were due primarily to additional staff required to support the growth in loans and deposits as well as the opening of new branches. Occupancy, data processing services and advertising and promotion increased primarily due to expenses incurred in the opening of new branches and growth in loans and deposits. The increase in professional fees was due to additional expense related to compliance with the Sarbanes-Oxley Act of 2002 and the Bank Secrecy Act. Additional operating expenses may occur in future quarters as the Company continues to implement the requirements imposed by these regulations. The decrease in other was due primarily to the recognition in the quarter ended June 30, 2004 of a $873,000 non-deductible excise tax assessed by the Internal Revenue Service related to an operational adjustment in the Company's Employee Stock Ownership Plan.

Income Taxes. Income tax expense increased to $7.7 million for the quarter ended June 30, 2005, from $7.1 million for the same period last year due primarily to an increase in pretax accounting income. For the nine months ended June 30, 2005, income tax expense increased to $22.0 million from $19.7 million for the same period last year due primarily to an increase in pretax accounting income. The effective tax rates were 39.2% and 40.8% for the three month periods ended June 30, 2005 and 2004, respectively. The effective tax rates were 39.2% and 39.7% for the nine month periods ended June 30, 2005 and 2004, respectively. The decreases in the tax rates for the three and nine month periods were primarily due to the non-deductible ESOP excise tax recorded in the quarter ended June 30, 2004.

Financial Condition

Comparisons of financial condition in this section are from the end of the preceding fiscal year to June 30, 2005.

Total assets increased to $2.935 billion at June 30, 2005, from $2.627 billion at the fiscal year ended September 30, 2004. The increase was due primarily to increases in loans and interest bearing deposits in other banks.

Interest bearing deposits in other banks increased to $23.1 million at June 30, 2005, from $7.1 million at September 30, 2004. This increase was due primarily to the excess cash provided by the net increase in deposits.

Investment securities available for sale decreased to $128.7 million at June 30, 2005, from $129.8 million at September 30, 2004. The decrease was due primarily to sales of $29.9 million and maturities of $10.0 million, offset by purchases of $40.0 million.

Mortgage-backed securities decreased to $419.3 million at June 30, 2005, from $443.1 million at September 30, 2004. The decrease was due primarily to repayments of $73.7 million and sales of $4.6 million, partially offset by purchases of $55.1 million of 5 and 7 year fixed-rate balloon securities with expected average lives in the three to four year range. The purchases were funded by repayments and the excess cash provided by the net increase in deposits. These securities will provide future monthly principal and interest repayment cash flow to fund loan growth or other investment alternatives. The Company sold $4.6 million of small balance mortgage-backed securities where more than 85% of the principal had been repaid.

Net loans increased to $2.178 billion at June 30, 2005, from $1.891 billion at September 30, 2004. The increase is due primarily to net increases of $135.9 million in residential one-to-four mortgage loans, $76.8 million in land loans, $31.6 million in nonresidential mortgage loans, $28.6 million in consumer loans, and $10.2 million in commercial business loans. These increases were due to strong loan originations during the nine months ended June 30, 2005 as compared to the same period last year. When comparing originations for the nine months ended June 30, 2005 to the same period last year, residential one-to-four mortgage loan originations increased 20.2% to $687.4 million for the nine months ended June 30, 2005. Consumer loan originations increased 15.9% to $140.7 million for the nine months ended June 30, 2005. Commercial business loan originations increased 31.3% to $47.6 million for the nine months ended June 30, 2005. Commercial real estate loan originations increased 18.6% to $207.7 million for the nine months ended June 30, 2005.

Deposits increased to $1.991 billion at June 30, 2005, from $1.745 billion at September 30, 2004. The significant growth in deposits of 14.1% was due primarily to a significant net increase of $172.4 million in core deposits, and $73.9 million in certificate accounts. The Company continues to emphasize growth in transaction accounts, but believes that some of the significant growth during the nine months was attributable to short-term accumulation of disaster relief funds and insurance proceeds for the purpose of repairs to properties by homeowners and businesses. Future growth in such deposits may, therefore, be less than the amounts obtained year to date.

FHLB advances increased to $600.5 million from $553.5 million at June 30, 2005, from September 30, 2004. The increase was due to $60.0 million of new long-term fixed rate convertible advances, callable in 2010, offset by $13.0 million fixed rate advances that matured during the nine months. The advances were taken in order to fund the origination of fixed rate loans.

Stockholders' equity increased to $311.6 million at June 30, 2005, from $286.6 million at September 30, 2004. The increase is due primarily to $34.2 million of earnings for the nine months partially offset by $12.7 million of dividends paid and $3.6 million increase in paid in capital, primarily as a result of amortization and tax benefits of stock benefit plans.

At June 30, 2005, the Bank exceeded all regulatory capital requirements as follows:


                                                                                                        Excess of
                                       Required                            Actual                      Actual Over
                                                  % of                               % of              Regulatory
                               Amount            Assets            Amount           Assets            Requirements
                               ------            ------            ------           ------            ------------
                                                                  (Dollars in thousands)

Tangible Capital              $  44,001           1.50%         $ 298,597           10.18%            $ 254,596
Core Capital                     88,002           3.00%           298,597           10.18%              210,595
Risk-Based Capital              144,050           8.00%           316,911           17.60%              172,861


Cash Flow

The Bank's primary sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds from operations. The Bank will consider increasing its borrowings from the Federal Home Loan Bank (FHLB) from time to time as an alternative to increasing deposit account interest rates. In addition, the Bank holds unpledged fixed and adjustable rate mortgage-backed securities totaling $379.2 million at June 30, 2005 that could be used as collateral under repurchase transactions with securities dealers. Repurchase transactions serve as secured borrowings and provide a source of short-term liquidity for the Bank.

At June 30, 2005, the Bank had $917.6 million or 46.1% of the Bank's deposits in certificate accounts. Based on past experience, management believes that a substantial percentage of these certificates will be renewed at maturity, although there can be no assurance that this will occur. The Bank would use borrowings from the FHLB or repurchase transactions with securities dealers if replacement funding was needed as a result of maturing certificate accounts.

Net cash flows provided by the Company's operating activities (i.e. cash items affecting net income) was $28.0 million and $33.2 million for the nine months ended June 30, 2005 and 2004, respectively. The decrease was primarily due to a decrease in income taxes payable and an increase in loans held for sale partially offset by an increase in net income.

Net cash flows used in the Company's investing activities (i.e. cash flows from its investment securities, mortgage-backed securities and loan portfolios) was $282.1 million and $238.2 million for the nine months ended June 30, 2005 and 2004, respectively. The increase in cash used for the nine months ending June 30, 2005 was principally due to an increase of $65.9 million in the net increase in loans, a decrease of $119.8 million in proceeds from maturities and calls of investment securities, a decrease of $23.7 million in proceeds from the sale of investment securities, and an increase of $10.0 million in the purchase of investment securities, partially offset by a $179.6 million decrease in the purchase of mortgage-backed securities.

Net cash flows provided by the Company's financing activities (i.e. cash flows primarily from net increases (decreases) in deposits and net FHLB advances) was $278.0 million and $212.0 million for the nine months ended June 30, 2005 and 2004, respectively. The increase in cash flows for the nine months ending June 30, 2005 was primarily due to a $56.9 million increase in the net increase in deposits, a $25.1 million decrease in repayments of long-term debt, and a $10.0 million increase in net proceeds from long-term debt, partially offset by an $29.8 million decrease in net proceeds from short-term borrowings.

CONTRACTUAL OBLIGATIONS

The following table shows the aggregated amounts at June 30, 2005 of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

                                                 One               Three             More
                            Within             through           through            than
                           one year          three years         five years       five years           Total
                           --------          -----------         ----------       ----------           -----
                                                               (In thousands)
FHLB advances             $   5,000          $  55,000          $  90,000         $ 450,478         $ 600,478
Operating leases                312                382                170             1,161             2,025
Purchase obligations          8,020              2,801                264               ---            11,085
                           --------           --------           --------         ---------         ---------
Total                     $  13,332          $  58,183          $  90,434         $ 451,639         $ 613,588
                          =========          =========          =========         =========         =========

Outstanding commitments to fund mortgage loans to be held for investment purposes (excluding loans in process), that generally expire in 60 days, amounted to approximately $94.8 million as of June 30, 2005. In addition, as of June 30, 2005, the Company had outstanding commitments of $115.4 million to certain homebuilders on a variable rate and home-by-home basis, subject to underwriting and product approval by the Company. Outstanding commitments to fund other loans as of June 30, 2005 were approximately $3.8 million.

The Company expects to contribute an additional $757,000 to its non-contributory defined benefit pension plan during fiscal year 2006. The Company also has an unfunded supplemental executive retirement plan for the benefit of Michael J. Brown, Sr. The liability related to this plan was $1.4 million as of June 30, 2005. The Company elected to freeze these plans to all participants effective June 30, 2004.

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

The following table sets forth information regarding the Company's nonaccrual loans and foreclosed real estate at the dates indicated:

                                                              June 30,            September 30,
                                                                2005                   2004
                                                                ----                   ----

                                                                  (Dollars in thousands)
Nonaccrual mortgage loans:
    Delinquent less than 90 days                             $      137             $     ---
    Delinquent 90 days or more                                      958                 2,949
                                                              ---------              --------
      Total                                                       1,095                 2,949
                                                              ---------              --------
Nonaccrual other loans:
    Delinquent less than 90 days                                    426                   ---
    Delinquent 90 days or more                                       97                    83
                                                              ---------              --------
Total nonperforming loans                                           523                 3,032
Real estate owned, net of related allowance                           9                    48
                                                              ---------              --------
Total nonperforming assets                                   $    1,627              $  3,080
                                                              =========              ========

Nonperforming loans to total net loans                              .07%                  .16%
Total nonperforming assets to total assets                          .06%                  .12%
Allowance for loan losses to total net loans                        .89%                  .94%
Allowance for loan losses to nonperforming loans               1,192.22%               587.20%
Allowance for loan losses to classified loans                    616.90%               383.37%


Available Information

The Company's website address is www.harborfederal.com. The Company makes available, free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and beneficial ownership reports on Forms 3, 4, and 5 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission. The information found on the Company's website is not incorporated by reference in this or any other report the Company files or furnishes to the Securities and Exchange Commission.
                                       23

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

Item 4.  Controls and Procedures.

Based on their evaluation, the Company's Chief Executive Officer, Michael J. Brown, Sr. and Chief Financial Officer, H. Michael Callahan, have concluded the Company's disclosure controls and procedures are effective as of June 30, 2005 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the last fiscal quarter, there have been no significant changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

There are various claims and lawsuits in which the Company is periodically involved incident to the Company's business. In the opinion of management, no material loss is anticipated from any such pending claims or lawsuits.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the Company's treasury stock purchases for the quarter ended June 30, 2005:


                                                        Total number of shares purchased           Maximum number of shares
                  Total number of       Average        as part of the stock repurchase plan        that may yet be purchased
                  shares purchase        price           extended on October 13, 2004                  under the plan
                  ----------------       -----          ----------------------------                  --------------
April                    978             34.92                       ---                                  734,800
May                      828             36.30                       ---                                  734,800
June                     ---              N/A                        ---                                  734,800

The current stock repurchase program permits repurchases of up to 1.2 million shares through October 14, 2005. The Company from time to time purchases shares from participants in its stock options plans and restricted stock award plans pursuant to terms of the plans permitting participants at their discretion to use shares to pay federal income tax withholding liabilities. Those shares are purchased at fair market value at the time the transactions occur. The Company purchased 1,806 shares during the quarter ended June 30, 2005.

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

10(vi) *1998 Stock Incentive Plan for Directors, Officers and Employees (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 26, 1998)

10(vii) *Change of Control Agreements (Exhibit 10(vii) to Form 10-K for the year ended September 30, 2000 filed December 29, 2000)

10(viii) *Change of Control Agreement (Exhibit 10(viii) to Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003)

10(ix) *Change of Control Agreement (Exhibit 10(ix) to Form 10-K for the year ended September 30, 2003 filed December 29, 2003)

10(x) *Amendment to employment contract with Michael J. Brown, Sr. (Exhibit 10(x) to Form 10-K for the year ended September 30, 2003 filed December 29, 2003)

10(xi) *Amendments to Change of Control Agreements (Exhibit 10(xi) to Form 10-Q for the quarter ended June 30, 2004 filed August 13, 2004)

10(xii) *Senior Officer Incentive Plan for fiscal year 2005 (Exhibit 10(xii) to Form 10-Q for the quarter ended December 31, 2004 filed February 9, 2005)

10(xiii) *Amendments to Change of Control Agreements (Exhibit 10(xiii) to Form 10-Q for the quarter ended March 31, 2005 filed May 10, 2005)

10(xiv)   *Change of Control Agreement  (Exhibit 99 to Form 8-K filed May 17,
          2005)

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





                                        HARBOR FLORIDA BANCSHARES, INC.




Date:  August 9, 2005                   /s/
                                        -------------------------------------
                                        Michael J. Brown, Sr.
                                        President and Chief Executive Officer



Date:  August 9, 2005                   /s/
                                        ----------------------------------

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

/s/
----------------------
Michael J. Brown, Sr.
Chief Executive Officer
August 9, 2005

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

/s/
------------------------
H. Michael Callahan
Chief Financial Officer
August 9, 2005

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

In connection with the Quarterly Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael
J. Brown, Sr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


/s/
------------------------
Michael J. Brown, Sr.
Chief Executive Officer
August 9, 2005

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

In connection with the Quarterly Report of Harbor Florida Bancshares, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H. Michael Callahan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



/s/
-----------------------
H. Michael Callahan
Chief Financial Officer
August 9, 2005