Form 10-K
period 2005-09-30
HARBOR FLORIDA BANCSHARES INC
filed 2005-12-14
CIK 1029407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20552

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-22817

HARBOR FLORIDA BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	65-0813766

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

100 S. SECOND STREET FORT PIERCE, FL 34950

(Address of principal executive offices) (ZIP code)

Registrant’s telephone number, including area code   (772) 461-2414

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

Yes ☒	No ☐

           ☐  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

          Indicate by check whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the average bid and asked price of the common stock as of December 5, 2005 ($38.78) was $930,625,920.

          The number of shares of common stock outstanding on December 5, 2005 was 23,997,574.

          Documents incorporated by reference:

Annual Report to Shareholders for the fiscal year ended September 30, 2005. With the exception of those portions which are incorporated by reference in this Form 10-K Annual Report, the 2005 Annual Report to Shareholders is not deemed to be filed as part of this report.  (Parts II and IV of Form 10-K)

Notice of 2006 Annual Meeting of Shareholders and Proxy Statement. (Part III of Form 10-K)

PART I

Item 1.	Business

General

          Harbor Florida Bancshares, Inc., (the “Company” or “Bancshares”), is a Delaware corporation organized in 1998 and is the holding company for Harbor Federal Savings Bank (the “Bank”), a federally chartered savings bank. The Bank was founded in 1934 as a federally chartered savings institution. The Company owns 100% of the Bank’s common stock. Currently, the Company engages in no other significant activities beyond its ownership of the Bank’s common stock.  Consequently, its net income is derived from the Bank. The Bank provides a wide range of banking and related insurance services but is principally engaged in the business of attracting deposits predominately from the communities it serves and using these and other funds to originate primarily residential, consumer, and commercial real estate loans.  Harbor Insurance Agency, Inc., a wholly owned subsidiary of the Bank, also provides a wide range of insurance products.

Market Area

          The Company serves communities in seven growing and diverse Florida counties.  Its headquarters are in Fort Pierce, Florida, located on the east central coast of Florida.  In addition to its headquarters, it has 36 full service branches and five insurance agencies.  Of those, nineteen branch offices and four insurance agency offices are located in St. Lucie, Indian River and Martin counties, located on Florida’s “Treasure Coast.”  This area is characterized by both a large retirement and vacation home population and a significant agricultural economy, primarily citrus crops.  The Company has eight branch offices and one insurance agency office located in Brevard County, which encompasses the “Space Coast” of the state.  Brevard County has an industrial base fueled primarily by companies related to NASA’s John F. Kennedy Space Center and other high technology and aerospace employers.  Prominent electronics concerns such as Harris Corporation are also major employers in this area.  The Company also has one branch office in Okeechobee County, a rural, agricultural area, seven branch offices in Volusia County, where tourism and a large retirement population dominate, and one branch office in Lake County opened in the fourth fiscal quarter of 2004.  One additional branch in Lake County and two branches in Seminole County are scheduled to open in the first fiscal quarter of 2006.

          The Company’s results of operations are affected by the general and economic conditions of the counties it serves.  Management believes that the area’s rapid population growth and expanding real estate market will support continued earning’s growth.

          During August and September 2004, several hurricanes passed directly over the Company’s market area within weeks of each other, resulting in property damage throughout the region.  The Company provided services to all of its markets on the first business day after each storm.  During the weeks following, Harbor Insurance Agency handled thousands of insurance claims.  The Company noted a temporary increase in past due loans, particularly in the residential mortgage and consumer loan portfolios.  Loan and deposit programs were implemented to assist customers with their recovery and rebuilding efforts.  Certain customers were provided with short-term loan principal and/or interest deferments and/or extended credit facilities.  None of these programs had or is expected to have any significant impact on the financial position, results of operations and cash flows of the Company.  The storm-related damages to the Company’s own buildings, which were predominately covered by insurance, have been substantially repaired and rebuilt.

          In the short-term, the changed environment presented challenges to the operations of the Company as a result of lower levels of originations, loan sales, and fee income. However, management believes that the area continues to represent an attractive market with strong growth potential.

Lending Activities

          General.  The Company’s principal activity has historically been, and will continue to be for the foreseeable future, the origination of one-to-four family residential mortgage loans.  The Company sells conforming loans, primarily to Federal National Mortgage Association (FNMA).  On rare occasions, the Company has purchased whole loans and loan participations, but it primarily focuses on the origination of loans and retains them in its portfolio for investment. See “Lending Activities, One-to-Four Family Permanent Residential Mortgage Loans” below.  The Company also originates one-to-four family residential construction and consumer loans, and consumer installment, commercial real estate and commercial business loans.  Substantially all of the Company’s mortgage loans are secured by property in its market area and substantially all of its other loans are made to borrowers in its market area.  Because of significant new housing activity in its market area, the Company has increased the amount of construction 1-4 family lending in each of the past five years while lending on permanent 1-4 family residences has declined as a percentage of total loans.

          The Company offers both fixed-rate and adjustable rate mortgage (ARM) loans.  The Company has sought to increase its origination of ARM loans to reduce its interest rate risk.  The Company’s ability to originate ARM loans has been limited due to borrower preference for fixed-rate loans in a low interest rate environment.  Recently the rising short-term interest rate environment and flat yield curve has increased borrower preference for fixed-rate loans.

          Loan and Mortgage-Backed Securities Portfolio Composition.  The following table sets forth a summary of the composition of the Company’s loan and mortgage-backed securities portfolio by type of loan at the dates indicated.

	At September 30,

	2005		2004		2003		2002		2001

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in thousands)
Mortgage Loans
Construction 1-4 family	$435,681	16.90%	$298,585	14.16%	$190,315	10.81%	$142,181	8.59%	$119,648	7.95%
Permanent 1–4 family	1,194,665	46.34	1,069,514	50.71	1,014,405	57.62	1,072,175	64.74	1,016,248	67.53
Multifamily	34,516	1.34	27,276	1.29	19,754	1.13	14,995	0.90	21,314	1.42
Nonresidential	271,195	10.52	235,083	11.15	181,752	10.32	153,635	9.28	129,875	8.63
Land	308,222	11.95	198,937	9.43	126,950	7.21	82,339	4.97	51,196	3.40

Total Mortgage Loans	2,244,279	87.05	1,829,395	86.74	1,533,176	87.09	1,465,325	88.48	1,338,281	88.93

Other Loans
Commercial	89,079	3.46	72,276	3.43	56,268	3.20	34,172	2.06	31,945	2.12
Consumer:
Home equity lines of credit	74,190	2.88	59,838	2.84	48,149	2.73	41,426	2.51	25,198	1.67
Other consumer secured by real estate	123,622	4.79	103,621	4.91	76,648	4.35	69,551	4.20	67,144	4.46
Other Consumer	47,047	1.82	43,945	2.08	46,264	2.63	45,550	2.75	42,312	2.82

Total Other Loans	333,938	12.95	279,680	13.26	227,329	12.91	190,699	11.52	166,599	11.07

Total Loans Receivable	2,578,217	100.00%	2,109,075	100.00%	1,760,505	100.00%	1,656,024	100.00%	1,504,880	100.00%

Less:
Loans in process	271,007		190,453		124,427		93,999		84,777
Deferred loan fees and discounts	11,601		9,651		8,494		6,180		4,813
Allowance for loan losses	19,748		17,802		16,199		14,377		13,417

Subtotal	302,356		217,906		149,120		114,556		103,007

Total Loans Receivable, Net	2,275,861		1,891,169		1,611,385		1,541,468		1,401,873
Loans Held for Sale	10,695		2,438		2,648		8,263		5,373
Mortgage-backed securities	388,458		443,060		308,075		181,269		153,714

Total	$2,675,014		$2,336,667		$1,922,108		$1,731,000		$1,560,960

          The following table shows the maturity or period to repricing of the Company’s loan and mortgage-backed securities portfolios at September 30, 2005. Loans that have adjustable rates are shown as being due in the period in which the interest rates are next subject to change.  The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans totaled $751.4 million, $605.9 million and $658.5 million for fiscal years 2005, 2004 and 2003, respectively.  Loans having no stated maturity and no schedule of repayments (including delinquent loans), and demand loans are reported as due within one year.

	Within one year	One through three years	Three through five years	Five through ten years	Ten through twenty years	Beyond twenty years	Total

	(In thousands)
Mortgage loans:
1-4 family	$131,174	$209,456	$154,294	$78,392	$274,529	$527,226	$1,375,071
Other	301,422	41,220	94,577	80,451	88,172	1,436	607,278
Other loans:
Consumer	98,944	14,708	36,266	24,925	69,535	343	244,721
Commercial	36,457	9,848	20,751	5,858	15,739	—	88,653
Nonperforming loans (1)	2,182	—	—	—	—	—	2,182
Mortgage-backed securities	—	34,132	154,380	180,151	19,143	652	388,458

Sub-total	$570,179	$309,364	$460,268	$369,777	$467,118	$529,657	$2,706,363

Deferred loan fees and discounts							(11,601)
Allowance for loan losses							(19,748)

Total (2)(3)							$2,675,014

(1)	All nonperforming loans are reported as due within one year regardless of the actual maturity term.
(2)	Amounts reported do not include principal repayment or prepayment assumptions.
(3)	Amounts include loans held for sale of $10.7 million at September 30, 2005.

          The following table sets forth the amount of the Company’s portfolio of fixed-rate and adjustable-rate loans at September 30, 2005 that are due or repricing after September 30, 2006.

	Fixed rate	Adjustable rate	Total

	(In thousands)
Mortgage loans:
1-4 family	$873,051	$370,846	$1,243,897
Other	159,005	146,851	305,856
Other loans:
Consumer	142,400	3,377	145,777
Commercial	48,608	3,588	52,196

Total loans	1,223,064	524,662	1,747,726
Mortgage-backed securities	388,458	—	388,458

Total	$1,611,522	$524,662	$2,136,184

          One-to-Four Family Permanent Residential Mortgage Loans.  The Company’s primary lending activities focus on the origination of one-to-four family residential mortgage loans.  The Company generally does not originate one-to-four family residential loans on properties outside of its market area.  At September 30, 2005, $1.2 billion or 46.3% of the Company’s total loan portfolio and 40.0% of total assets consisted of one-to-four family loans.

          The Company’s fixed rate loans are generally originated and underwritten according to standards that permit sales in the secondary market.  The decision to sell depends on a number of factors including the yield and term of the loan, market conditions, and the Company’s current portfolio position. In addition, the Company sells loans under the single family Mortgage Revenue Bond Programs through local County Housing Finance Authorities.  The servicing on these loans is released.  Servicing is retained for substantially all other sold loans.

          The Company currently offers one-to-four family residential mortgage loans with fixed, adjustable or a combination of fixed/adjustable interest rates.  Adjustable rate loans enable the Company to create a loan portfolio more sensitive to fluctuating interest rates. Originations of fixed rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Company’s interest rate gap position, and loan products offered by the Company’s competitors.  In a low interest rate environment, borrowers typically prefer fixed rate loans to ARM loans.  Accordingly, even if management’s strategy is to emphasize ARM loans, market conditions may result in greater demand for fixed rate mortgage loans.

          The Company generates residential mortgage loan activity through local advertising, its existing customers and referrals from local real estate brokers and home builders.  Residential loans are originated by Company loan officers, none of whom have underwriting authority.  Independent loan brokers are not used.  All loans are generated on a retail basis.

          Residential loans are authorized and approved under central authority by experienced underwriters.  Underwriters have individual authority to approve loans up to the maximum amount of $500,000.  Residential mortgage loans in excess of this amount are approved by management individually up to $3,000,000 or by committee if above $3,000,000.  The Company’s underwriting standards are intended to ensure that borrowers are sufficiently credit worthy, and all of the Company’s lending is subject to written underwriting policies and guidelines approved by the Company’s Board of Directors.  Detailed loan applications are designed to determine the borrower’s ability to repay the loan and certain information solicited in these applications is verified through the use of credit reports, financial statements and other confirmations.  The Company obtains appraisals for all of the security property in connection with residential mortgage loans.  Additionally, title insurance is required for all residential mortgage loans.

          The types, amounts, terms of and security for conventional loans (those not insured or guaranteed by the U.S. government or agencies thereof, or state housing agencies) originated by the Company are predominately prescribed by federal regulation.  The Office of Thrift Supervision (“OTS”) regulations limit the amount which the Company can lend up to specified percentages of the value of the real property securing the loan, as determined by an appraisal at the time the loan is originated (referred to as “loan-to-value ratios”).  The Company makes one-to-four family home loans and other residential real estate loans with loan-to-value ratios generally of up to 80% of the appraised value of the security property.  In certain circumstances loan-to-value ratios exceed 80%, in which case private mortgage insurance is generally required.  A portion of the Company’s loan originations are made to borrowers to finance second homes for vacation use or for use as a rental property.  Such loans are generally considered to have a higher credit risk than loans to finance a primary residence.

          One-to-Four Family Residential Construction Loans.  A part of the Company’s loan originations are to finance the construction of one-to-four family homes in the Company’s market area.  At September 30, 2005, the Company had $435.7 million in such loans, representing 16.9% of total loans.  This category of lending has increased significantly in the past five years due to growth in homebuilding in the Company’s markets.  It is the Company’s policy to disburse loan proceeds as construction progresses and as warranted by inspections.

          A portion of these loans is made directly to the individual who will ultimately own and occupy the home.  Of these, the vast majority are structured at origination to guarantee the permanent financing to the Company as well.  In recent years, the origination of these construction loans to individuals is second in volume only to the origination of traditional loans to finance the purchase or refinance of an existing home.  However, the growth of construction lending and the significance of this type of lending to the Company is not evident from the amount of these loans in its portfolio at any given time because these construction loans to individuals often “roll” into permanent financing following the completion of construction.

          Consumer Loans.  The Company originates consumer loans as an essential element in its retail-oriented strategy. Secured consumer loans include automobile, manufactured housing, boat and truck loans, home equity and home improvement loans as well as loans secured by the borrower’s deposit accounts with the Company.  The loans for manufactured housing are generally originated within higher quality, retirement lifestyle communities spread throughout the seven county market area. Such communities generally feature permanent amenities such as full service clubhouse facilities, swimming pools, and in a number of cases, golf courses.  These loans are subject to the normal underwriting standards of the Company.  Loans are made on either a fixed-rate or adjustable-rate basis, with terms generally up to 15 years.  A limited amount of unsecured consumer loans are also originated.  At September 30, 2005, consumer-oriented loans accounted for $244.9 million or 9.5% of the Company’s total loan portfolio.

          Non-Residential and Land Mortgage Loans. Non-residential mortgage loans are offered on properties within the Company’s primary market area using both fixed or adjustable rate programs.  The Company originated  $103.8 million, $96.0 million, and $83.5 million of non-residential mortgage loans in 2005, 2004 and 2003, respectively.  At September 30, 2005, nonresidential loans constituted $271.2 million or 10.5% of the Company’s total loan portfolio.  Origination of these loans plays a secondary role to the origination of residential mortgage loans.

          Loans secured by non-residential real estate generally carry larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans.  This increased risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these loans.  Furthermore, the repayment of loans secured by non-residential property is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. See “Business -- Delinquent, Nonperforming and Classified Assets.”

          The Company originates land loans to residential builders, developers and individuals for future construction.  As with residential construction loans, land loans have increased significantly in the past five years, reflecting the increased residential construction and development in the Company’s markets.  The majority of these loans are secured by fully developed residential lots. Lot loans are offered with either a fixed or adjustable interest rate.  Loan terms vary with a maximum term of up to 15 years for individual borrowers. At September 30, 2005, land loans accounted for $308.2 million or 12.0% of the Company’s total loan portfolio.

          Other Loans.  The balance of the Company’s lending consists of multi-family mortgage and commercial loans. At September 30, 2005, multifamily loans represented $34.5 million or 1.3% and commercial loans represented $89.1 million or 3.5% of the Company’s total loan portfolio.  The multi-family mortgage loans are secured primarily by apartment complexes.  These loans are subject to the same lending limits as apply to the Company’s commercial real estate lending. The commercial loans primarily represent equipment and other business loans to professionals such as physicians and attorneys.  These loans are an integral part of the Company’s strategy of seeking synergy between its various deposit and loan products and as a service to existing customers.

Origination and Sale of Loans

          Historically, the Company has sold conforming, newly originated or refinanced 15 and 30-year fixed rate mortgage loans, and more recently, adjustable rate mortgages, primarily to FNMA and Federal Home Loan Mortgage Corporation (FHLMC), with servicing retained. For the year ending September 30, 2005, the Company sold $110.4 million of conforming newly originated or refinanced loans to FNMA and FHLMC.  A significant percentage of these loans were 15 and 30 year fixed rate loans.

          In addition, the Company sells loans under the single family Mortgage Revenue Bond Programs through local County Housing Finance Authorities.  The servicing on these loans is released, which means the Company does not retain any administrative or collection responsibilities in connection with the loans. For the year ending September 30, 2005, the Company sold approximately $4.3 million in fixed rate loans to local County Housing Finance Authorities.

          The purpose of selling certain loans from current production is to reduce the Company’s interest rate risk by limiting the growth of longer term fixed rate loans in the portfolio and to generate service fee income over time. Historically, the Company has not purchased significant amounts of loans.

          The Company generally retains servicing when it sells loans and receives fees for servicing activities on such loans.  These servicing activities include, but are not limited to, collecting principal, interest and escrow payments from borrowers; paying taxes and insurance from escrowed funds; monitoring delinquencies; and accounting for and remitting principal and interest payments.  To the extent that the servicing fees exceed or do not provide adequate compensation for the services provided, the Company records a servicing asset or liability for the fair value of the servicing retained.  Currently, the servicing fees retained by the Company are just adequate to compensate the Company for its servicing responsibilities.  As of September 30, 2005 and 2004, no servicing assets and/or liabilities were recognized.

          The following table shows total loan origination activity including mortgage-backed securities, during the periods indicated.

	Years ended September 30,

	2005	2004	2003

	(In thousands)
Mortgage loans (gross):
At beginning of year (1)	$1,831,842	$1,535,845	$1,473,615
Mortgage loans originated:
Construction 1-4 Family	485,529	375,642	271,796
Permanent 1-4 Family	412,079	319,231	395,210
Multi-family	26,448	33,181	15,787
Nonresidential	103,813	95,969	83,518
Land	206,032	170,605	100,581

Total mortgage loans originated (2)	1,233,901	994,628	866,892
Mortgage loans sold	(123,531)	(95,403)	(144,493)
Principal repayments	(687,188)	(602,986)	(659,890)
Mortgage loans transferred to real estate owned	—	(242)	(279)

At end of year (1)	$2,255,024	$1,831,842	$1,535,845

Other loans (gross):
At beginning of year	$279,680	$227,329	$190,699
Other loans originated	254,466	211,772	121,821
Principal repayments	(200,208)	(159,421)	(85,191)

At end of year	$333,938	$279,680	$227,329

Mortgage-backed securities:
At beginning of year	$443,060	$308,075	$181,269
Mortgage-backed securities purchased	55,145	234,691	232,822
Mortgage-backed securities sold	(4,492)	(4,991)	—
Principal repayments	(105,255)	(94,715)	(106,016)

At end of year	$388,458	$443,060	$308,075

(1)	Includes gross loans held for sale of $10.7 million, $2.4 million and $2.6 million for the years ending September 30, 2005, 2004 and 2003.
(2)	Loans originated represent loans closed, however all loans may not be fully disbursed at time of closing.

Mortgage-backed Securities

          A substantial part of the Company’s business involves investments in mortgage-backed securities issued or guaranteed by an agency of the United States government.  Historically, the Company’s mortgage-backed securities portfolio has consisted primarily of pass-through mortgage participation certificates issued by FHLMC and FNMA.  These pass-through certificates represent a participation interest in a pool of single-family mortgages, the principal and interest payments of which are passed from the loans’ originators, through FHLMC and FNMA which pool and package the participation interests into the form of securities, to investors such as the Company.  FHLMC and FNMA guarantee the payment of principal and interest.  The underlying pool of mortgages can consist of either fixed-rate or adjustable-rate loans.  At September 30, 2005, the Company’s portfolio of mortgage-backed securities consisted entirely of FHLMC and FNMA participation certificates.  Of the $388.5 million in mortgage-backed securities held at that date, all represented fixed-rate securities with anticipated maturity dates from seventeen months to 28 years.

          The Company’s fixed-rate mortgage-backed securities consist of both long-term and balloon securities.  The long-term securities have original maturity terms of ten, fifteen and thirty years.  The balloon securities have principal and interest amortization based on a thirty-year maturity schedule with final principal balloon payments due in five, seven or ten years from the date of the security.  Balloon mortgage-backed securities are held in the portfolio as a means of reducing the average life of the fixed-rate portfolio.  A shorter average portfolio life will help reduce the interest rate risk associated with these investments.  As of September 30, 2005, long-term, fixed-rate mortgage-backed securities amounted to $27.9 million with a 10.7 year average remaining term to maturity.  In addition, balloon mortgage-backed securities amounted to $360.5 million with a 4.7 year average remaining term to final balloon payment.

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

Delinquent, Nonperforming and Classified Assets

          Delinquent Loans.  All delinquent loan results are reviewed monthly by the Company’s Board of Directors.  The Company believes it has an effective process and policy for dealing with delinquent loans.

          Residential delinquencies are handled by the Loan Collections Department. This department begins collection efforts on residential loans when a loan appears on the 15-day delinquent list.  Borrowers are sent a notice to accelerate the debt when the debt is 45 days delinquent.  If the delinquent account has not been corrected, foreclosure proceedings are begun generally at the 75th day of delinquency.  At September 30, 2005, residential loans delinquent 90 days and longer represented .06% of the total residential loan portfolio.

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

          If a collection action is instituted on a consumer or commercial loan, the Company, in compliance with the loan documents and the law, may repossess and sell the collateral security for the loan through private sales or through judicially ordered sales when necessary.  Should the sale result in a deficiency owing to the Company, the borrowers generally are pursued where such action is deemed appropriate, including recourse based on personal loan guarantees by the borrower’s principals.

          The following table shows the Company’s loans delinquent 90 days or more and loan delinquencies as a percent of total loans at the dates indicated.

	September 30,

	2005		2004		2003

	Number	Amount	Number	Amount	Number	Amount

	(Dollars in thousands)
Mortgage loans:
Permanent 1-4 family	15	$876	17	$935	19	$1,134
Other mortgage	1	183	3	2,014	1	475

Total mortgage loans	16	1,059	20	2,949	20	1,609
Other loans	13	139	7	83	11	397

Total loans	29	$1,198	27	$3,032	31	$2,006

Delinquent loans to total loans		.05%		.16%		.14%

          As of September 30, 2005, 2004 and 2003, $984,000, $-0-, and $209,000, respectively, of loans were on nonaccrual status which were less than 90 days past due.

          Nonperforming Assets.  The Company also places emphasis on maintaining asset quality.  The Company’s nonperforming assets as a percentage of total assets decreased from .12% at September 30, 2004 to .07% at September 30, 2005.

          Loans 90 days past due are generally placed on non-accrual status.  The Company ceases to accrue interest on a loan once it is placed on non-accrual status, and interest accrued but unpaid at that time is charged against interest income. Additionally, any loan where it appears evident that the collection of interest is in doubt is also placed on a non-accrual status. The Company evaluates impaired loans (primarily consisting of classified loans) based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral dependent loan.  To the extent that an impaired loan’s value is less than the loan’s recorded investment, a specific allowance is recorded.

          The investment in impaired loans (primarily consisting of classified loans), other than those evaluated collectively for impairment, at September 30, 2005, 2004 and 2003 was $4,213,000, $4,627,000 and $6,259,000, respectively.  The average recorded investment in impaired loans during the years ended September 30, 2005, 2004 and 2003 was approximately $3,487,000, $5,568,000 and $8,011,000, respectively.  There are no commitments to lend additional funds to these borrowers.  The total specific allowance for loan losses related to these loans was $243,000 and $-0- at September 30, 2005 and 2004, respectively.

          If a foreclosure action is instituted on a real estate-secured loan and the loan is not reinstated, paid in full, refinanced, or deeded back to the Company, the property is sold at a foreclosure sale at which the Company may be the buyer.  Thereafter, such acquired property is listed in the Company’s real estate owned (REO) account or that of a subsidiary, until the property is sold. Upon acquisition, the Company records all REO at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  The fair value is based upon the most recent appraisal and management’s evaluation. If the fair value of the asset is less than the loan balance outstanding, the difference is charged against the Company’s loan loss allowance prior to transferring the asset to REO. Should the foreclosure sale not produce sufficient proceeds to pay the loan balance and court costs, the Company’s attorneys, where appropriate, may pursue the collection of a deficiency judgment against the responsible borrower.

          It is the Company’s policy to try to liquidate its holdings in REO on a timely basis while considering both market conditions and the cost of carrying REO properties. The Company may also finance the sales of REO properties, subject to certain initial investment criteria by the borrower.  Administration of REO property is handled by the Special Assets Department, which is responsible for the sale of all residential and commercial properties. In those instances where the property may be located outside the Company’s market area or where the property, due to its nature, requires certain expertise (i.e. hotels, apartment complexes), outside management firms may be utilized.

          At the dates indicated, nonperforming assets in the Company’s portfolio were as follows:

	September 30,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Non-accrual mortgage loans:
Delinquent less than 90 days	$558	$—	$209	$—	$87
Delinquent 90 days or more	1,059	2,949	1,609	1,237	2,139

Total	1,617	2,949	1,818	1,237	2,226

Non-accrual other loans:
Delinquent less than 90 days	426	—	—	—	176
Delinquent 90 days or more	139	83	397	423	183

Total	565	83	397	423	359

Total non-accrual loans	2,182	3,032	2,215	1,660	2,585

Other nonperforming assets:
Real estate owned	8	48	906	733	917

Total nonperforming assets, net	$2,190	$3,080	$3,121	$2,393	$3,502

Nonperforming loans to total net loans	0.10%	0.16%	0.14%	0.11%	0.18%
Total nonperforming assets to total assets	0.07%	0.12%	0.13%	0.11%	0.20%

          For the years ended September 30, 2005, 2004 and 2003, interest income of $103,000, $146,000 and $147,000, respectively, would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the period.  No interest income was actually included in net income regarding non-accrual loans during the same period.

          After foreclosure, management periodically performs valuations and the real estate is carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in income from real estate operations on the consolidated statement of earnings.

          Net gains on the sale of real estate owned were $30,000, $290,000, and $78,000 for the years ended September 30, 2005, 2004 and 2003, respectively.

          Classified Assets.  Under OTS regulations, problem assets of insured institutions are classified as either “substandard,” “doubtful” or “loss.”  An asset is considered “substandard” if the current net worth and paying capacity of the obligor and/or the value of the collateral pledged are no longer adequate to support the loan.  “Substandard” assets are characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified “loss” are those considered “uncollectible” and of such little value that the continuance as assets without the establishment of a specific loss reserve is not warranted.  In addition to the classification of assets as “substandard,” “doubtful” or “loss,” the OTS regulations also require that assets that do not currently expose the Company to a sufficient degree of risk to warrant one of the three foregoing classifications but which do possess credit deficiencies or potential weaknesses deserving management’s close attention must be designated “special mention.”

          When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish specific allowances for loan losses in an amount considered appropriate by management.  See “--Allowance for Loan Losses” below.  Additionally, the institution establishes general allowances to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.  An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances.

          The following table presents the Company’s classified assets at the dates indicated.

	September 30,

	2005	2004	2003

	(In thousands)
Substandard:
Real Estate Owned	$8	$48	$906
Loans	4,053	4,644	6,449

Total Substandard	4,061	4,692	7,355
Doubtful	—	—	140
Loss	243	—	—

Total	$4,304	$4,692	$7,495

Allowance for Loan Losses

          Provisions for loan losses are charged to operations to establish an allowance for loan losses; recognized loan losses (recoveries) are then charged (credited) to the allowance.  The Company evaluates the outstanding loan portfolio with respect to the adequacy of the allowance for loan losses at least quarterly.

          Management’s policy is to provide for estimated losses on the Company’s loan portfolio based on management’s evaluation of the probable losses (existing and inherent).  Such evaluations are made for all major loans on which full collectibility of interest and/or principal may not be reasonably assured.  The factors that the Company considers are the estimated value of the underlying collateral, the management of the borrower, and current operating results, trends and cash flow.  In addition to analyzing individual loans, management also analyzes on a regular basis its asset classification and recent loss experience on other loans to help insure that prudent general allowances are maintained on one-to-four family loans, automobile loans and home equity loans.  Management periodically evaluates the allowance percentages utilized for general allowance purposes based upon delinquency, charge off, underwriting, and other trends.

          The Company segregates the loan portfolio for loan loss purposes into the following broad segments: commercial real estate, residential real estate, commercial business and consumer loans.  The Company provides for a general allowance for losses inherent in the portfolio by these categories, which consists of two components:  (1) General loss percentages are calculated based upon historical analyses.  (2) A supplemental portion of the allowance may be calculated for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used for the portion of the allowance described above.  This is due to the risk of error and/or inherent imprecision in the process.  This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

          Specific allowances are provided in the event that the specific collateral analysis on each classified loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation.  The provision for loan losses is debited or credited in order to state the allowance for loan losses to the required level as determined above.

          The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement.  When a loan is impaired, the Company may measure impairment based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral-dependent loan.  The Company selects the measurement method on a loan-by-loan basis, except collateral-dependent loans for which foreclosure is probable, must be measured at the fair value of the collateral.  In a troubled debt restructuring involving a restructured loan, the Company measures impairment by discounting the total expected future cash flows at the loan’s original effective rate of interest.

          The following tables set forth an analysis of the Company’s allowance for loan losses at the dates indicated.

	Years ended September 30,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Balance at beginning of year	$17,802	$16,199	$14,377	$13,417	$12,729
Provision for losses	1,915	1,652	1,946	1,515	798
Charge offs:
Residential	—	(12)	(50)	(15)	(20)
Commercial real estate	—	—	—	(87)	—
Consumer	(88)	(75)	(169)	(266)	(231)
Other	(1)	—	—	(299)	(102)

Total charge offs	(89)	(87)	(219)	(667)	(353)
Recoveries:
Residential	35	16	14	49	25
Commercial real estate	—	—	2	2	—
Consumer	85	22	75	56	21
Other	—	—	4	5	197

Total recoveries	120	38	95	112	243
Balance at end of year	$19,748	$17,802	$16,199	$14,377	$13,417

Allowance for loan losses to total net loans	.87%	.94%	1.01%	.93%	.96%
Allowance for loan losses to total nonperforming loans	904.99%	587.20%	731.34%	865.87%	519.01%
Allowance for loan losses and allowance for REO to total nonperforming assets	901.73%	578.13%	519.10%	600.72%	383.09%
Net charge offs to average loans outstanding during the period	0.00%	0.00%	0.01%	0.04%	0.01%
Classified loans to total net loans	0.19%	0.25%	0.41%	0.43%	0.38%

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

	September 30,

	2005		2004		2003		2002		2001

	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

	(Dollars in thousands)
Allowance at end of period applicable to:
Residential	$3,098	63.24%	$2,880	64.87%	$2,957	68.43%	$3,160	73.33%	$3,177	75.48%
Commercial real estate	10,664	23.81	9,567	21.87	8,152	18.66	6,884	15.15	5,931	13.45
Consumer	3,773	9.49	3,433	9.83	3,238	9.71	3,056	9.46	2,786	8.95
Commercial business	2,213	3.46	1,922	3.43	1,852	3.20	1,277	2.06	1,523	2.12

Total	$19,748	100.00%	$17,802	100.00%	$16,199	100.00%	$14,377	100.00%	$13,417	100.00%

Investment Activities

          The Company invests primarily in overnight funds, U.S. Government and agency obligations, and Federal Home Loan Bank capital stock.  The Company does not invest in derivatives, collateralized mortgage obligations or other hedging instruments.

          The table below summarizes the carrying value and estimated market value of the Company’s portfolio of investment securities at the dates indicated.

	September 30,

	2005		2004		2003

	Carrying Value	Market Value	Carrying Value	Market Value	Carrying Value	Market Value

	(In thousands)
Available for sale:
FHLB notes	$98,948	$98,948	$79,869	$79,869	$171,882	$171,882
FNMA notes	19,627	19,627	29,852	29,852	60,331	60,331
FFCB note	9,986	9,986	20,014	20,014	10,338	10,338
Equity securities	25	25	25	25	3,968	3,968

Total	$128,586	$128,586	$129,760	$129,760	$246,519	$246,519

Held to maturity:
FHLB notes	—	—	—	—	30,000	30,128
FHLMC notes	—	—	—	—	19,975	20,141
Municipal securities	285	316	440	477	441	484

Total	$285	$316	$440	$477	$50,416	$50,753

FHLB stock	$32,411	$32,411	$29,175	$29,175	$25,525	$25,525

          The table below presents the contractual maturities and weighted average yields of investment securities at September 30, 2005 excluding FHLB stock and equity securities. Yields on tax-exempt obligations are not reported on a tax equivalent basis.

	One Year or Less		One to Five Years		More Than Five Years		Total Investment Securities

	Amortized cost	Weighted average yield	Amortized cost	Weighted average yield	Amortized cost	Weighted average yield	Average remaining years to maturity	Amortized cost	Market value	Weighted average yield

	(Dollars in thousands)
FHLB Notes	$80,003	2.74%	$20,000	3.05%	$—	—%	0.9	$100,003	$98,948	2.81%
FNMA Notes	9,993	2.25	10,000	2.53	—	—	1.0	19,993	19,627	2.39
FFCB Notes	10,000	1.90	—	—	—	—	0.1	10,000	9,986	1.90
Municipal Securities	85	2.60	—	—	200	7.40	4.0	285	316	5.97

          During 2004, the Company’s investment strategy was to shift the portfolio from lower yielding, shorter-term investment securities into higher yielding balloon mortgage-backed securities, with expected average lives in the three to four year range.  During 2005, principal and interest cash flow from the balloon mortgage-backed securities was used to fund loan growth and other cash needs.  At September 30, 2005 the Company had shorter-term investment securities totaling $128.6 million that were held for liquidity purposes.

Sources of Funds

          Deposits.  The Company offers a number of different deposit accounts, including regular savings, interest-bearing checking or NOW accounts, non-interest checking, money market accounts, term certificate accounts and individual retirement accounts.

          The Company has thirty-six full-service banking offices in addition to its home office in Fort Pierce.  The Company’s strategy has been to have conveniently located offices in growth markets as one of its main methods of attracting funds.  The Company’s deposits are obtained primarily from areas surrounding its offices. Certificate accounts in excess of $100,000 are not actively solicited nor are brokers used to obtain deposits.

          The Company offers internet banking services that allows customers the ability to access their accounts through any computer terminal that has internet browser capabilities, using secure technology.  Customers benefit by having access to their accounts and being able to initiate transactions at the time that suits them best. The Company also offers a bill pay service.

          Management believes that demand and passbook accounts are less sensitive to changes in interest rates than other types of accounts, such as certificate accounts.  In the past three years, the Company has been able to increase non-interest bearing demand accounts and lower certificate accounts as a percentage of total deposits.  This contributed to somewhat lower interest expense and reduced the amount of increase in funding costs in the rising interest rate environment.  As of September 30, 2005, the Company had 48.25% of its deposits in demand and passbook accounts, 49.88% in certificate accounts and 1.87% in official checks. When management determines the levels of its deposit rates, consideration is given to local competition, U.S. Treasury securities offerings, and anticipated funding requirements.

          The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits presented.  Management does not believe that the use of year-end balances instead of average monthly balances produces any material difference in the information presented:

	September 30,

	2005			2004			2003

	Amount	Percent	Weighted Average Nominal Rate	Amount	Percent	Weighted Average Nominal Rate	Amount	Percent	Weighted Average Nominal Rate

	(Dollars in thousands)
Demand accounts:
Non-interest Bearing demand	$417,244	20.29%	N/A	$315,588	18.08%	N/A	$245,665	15.85%	N/A
NOW accounts	154,513	7.51	.20%	138,126	7.92	.11%	115,054	7.42	.10%
Money market accounts	235,514	11.45	2.33	263,592	15.11	1.20	213,961	13.80	1.00

Subtotal	807,271	39.25	.72	717,306	41.11	.46	574,680	37.07	.39
Savings accounts:
Passbook	185,030	9.00	.46	167,848	9.62	.27	140,432	9.06	.27
Certificate accounts	1,025,653	49.88	3.30	843,623	48.35	2.55	815,727	52.62	2.60
Official checks	38,353	1.87	N/A	16,053.92		N/A	19,421	1.25	N/A

Total deposits	$2,056,307	100.00%	1.97%	$1,744,830	100.00%	1.45%	$1,550,260	100.00%	1.54%

          The following table sets forth the Company’s certificate accounts classified by rates as of the dates indicated.

	September 30,

	2005	2004	2003

	(Dollars in thousands)
0.00 - 2.00%	$40,832	$208,245	$230,216
2.01 - 3.00%	286,422	431,839	357,715
3.01 - 4.00%	527,765	117,229	134,985
4.01 - 5.00%	157,477	65,830	69,737
5.01 - 6.00%	12,716	15,150	17,614
6.01 - 7.00%	441	5,330	5,460

Total certificate accounts	$1,025,653	$843,623	$815,727

          At September 30, 2005, the Company had certificate accounts in amounts of $100,000 or more maturing as follows:

Maturity Period	Amount

(In thousands)
3 Months or Less	$53,619
Over 3 to 6 Months	42,454
Over 6 to 12 Months	122,122
Over 12 Months	89,546

Total	$307,741

          The following table contains information regarding deposit account activity for the periods shown.

	Years ended September 30,

	2005	2004	2003

	(Dollars in thousands)
Net increase before interest credited	$284,397	$174,300	$154,208
Interest credited	27,080	20,270	23,169

Deposit account increase	$311,477	$194,570	$177,377

Weighted average cost of deposits during the year	1.58%	1.43%	1.88%
Weighted average cost of deposits at end of year	1.97%	1.45%	1.54%

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

          As of September 30, 2005, the Company had $595.5 million of outstanding FHLB advances.  Of this amount, $445 million are callable by the FHLB prior to maturity.  The following table shows the maturity structure of the FHLB advances at September 30, 2005.

Maturity period	Earliest of call date or maturity date	Final maturity date

	(Dollars in thousands)
0 to 1 year	$80,000	$5,000
1 to 3 years	295,000	85,000
3 to 5 years	220,000	60,000
5 to 10 years	—	445,000
Over 10 years	473	473

Total	$595,473	$595,473

          As of September 30, 2005, the Company had a total credit limit of $903.7 million and an availability limit for additional advances of $308.2 million with the FHLB.

          In addition to FHLB advances, the Company had $351.6 million of unpledged mortgage-backed securities at September 30, 2005.  These unpledged mortgage-backed securities could be used as collateral under reverse repurchase transactions with various security dealers.  Such borrowing transactions could provide additional cash and liquidity to the Company in the event of sudden or unforeseen deposit withdrawals.

          The following table sets forth information regarding the Company’s borrowing at and for the periods indicated:

	At or for the year ended September 30,

	2005	2004	2003

	(Dollars in thousands)
FHLB Advances:
Average balance	$575,926	$535,382	$457,300
Maximum balance at any month-end	613,477	553,502	510,512
Balance at year end	595,473	553,492	503,511
Weighted average interest rate during the year	4.39%	4.42%	4.89%
Weighted average interest rate at year end	4.40%	4.35%	4.50%
Other Borrowings:
Average balance	$276	$875	$591
Maximum balance at any month-end	785	850	900
Balance at year end	—	785	855
Weighted average interest rate during the year	6.26%	5.79%	5.96%
Weighted average interest rate at year end	0.00%	6.00%	6.00%
Total Borrowings:
Average balance	$576,202	$536,257	$457,891
Maximum balance at any month-end	613,477	554,322	511,373
Balance at year end	595,473	554,277	504,366
Weighted average interest rate during the year	4.39%	4.42%	4.89%
Weighted average interest rate at year end	4.40%	4.35%	4.50%

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

          The Company has four active service corporation subsidiaries.  Appraisal Analysts, Inc. provides real estate appraisal services to the Company as well as third parties.  Harbor Insurance Agency, Inc. specializes in property and casualty insurance and provides a full range of insurance products to its customers.  Harbor Florida Financial Services, Inc. offers non-deposit investment products for sale through the Bank’s branch offices.  H. F. Development Company, Inc. serves as a repository for some of the Company’s commercial REO properties held for disposition.  See “Business -- Delinquent, Nonperforming and Classified Assets”.

Competition

          The Company faces strong competition both in attracting deposits and in originating loans.  Its most direct competition for deposits has come historically from commercial banks, brokerage houses, other savings associations and credit unions in its market area.  The Company expects continued strong competition from such financial institutions in the foreseeable future.  The Company’s market area includes branches of a number of commercial banks that are substantially larger than the Company in terms of statewide deposits.  The Company competes for deposits by offering depositors a high level of personal service, convenient locations and competitive interest rates.

          The competition for loans comes principally from commercial banks, mortgage banking companies and other savings associations.  Lending competition has increased substantially in recent years as a result of the large number of institutions seeking to benefit from the growth in the Company’s market area.  The Company competes for loans primarily through the interest rates and loan fees it charges, the types of loans it offers, and the efficiency and quality of services it provides borrowers, real estate brokers and builders.  Factors that affect competition include general and local economic conditions, current interest rate levels and volatility of the mortgage markets.

Employees

          At September 30, 2005, the Company had a total of 621 full-time and 80 part-time employees, none of whom were represented by a collective bargaining unit.  The Company considers its relations with its employees to be good.

Available Information

          The Company’s website address is www.harborfederal.com.  The Company makes available, free of charge, on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and beneficial ownership reports on Forms 3, 4, and 5 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (SEC).  The information found on the Company’s website is not incorporated by reference in this or any other report the Company files or furnishes to the Securities and Exchange Commission.

Item 2.  Properties

          The Company conducts its business from its headquarters in Fort Pierce and through 36 full-service banking offices, and five insurance agency locations. These offices are located in Brevard, Indian River, Martin, Okeechobee, St. Lucie, Lake and Volusia counties, Florida.  The net book value at September 30, 2005 of the Company’s offices was $43.1 million.  The following table sets forth information regarding the Company’s offices.

Location	Year Opened	Owned/Leased	Lease Expiration Date

ST. LUCIE COUNTY

Downtown Fort Pierce 100 South Second Street Fort Pierce, FL 34950	1934	Owned

Virginia Avenue 500 Virginia Avenue Fort Pierce, FL 34982	1968	Owned

Prima Vista 7181 South U.S. Highway 1 Port St. Lucie, FL 34952	1975	Owned

Midport Road 2400 S.E. Midport Road, Suite 100 Port St. Lucie, FL 34952	1981	Owned

Lakewood Park 5100 Turnpike Feeder Road Fort Pierce, FL 34951	1981	Owned

Location	Year Opened	Owned/Leased	Lease Expiration Date

Orange Blossom Mall 4156 Okeechobee Road Fort Pierce, FL 34947	1984	Owned

Darwin Square 3201 S.W. Port St. Lucie Boulevard Port St. Lucie, FL 34953	1991	Owned

St. Lucie West 1320 S.W. St. Lucie West Boulevard Port St. Lucie, FL 34986	1993	Owned

Harbor Insurance Agency, Inc. 2222 Colonial Road, Suite 100 Fort Pierce, FL 34950	2000	Leased	01/14/06

Harbor Insurance Agency, Inc. 2400 S.E. Midport Road, Suite 110 Port St. Lucie, FL 34952	2003	Owned

St. James 5493 N.W. St. James Drive Port St. Lucie, FL 34983	2003	Owned

INDIAN RIVER

Miracle Mile 655 21st Street Vero Beach, FL 32960	1973	Owned

Sebastian 13397 U.S. Highway #1 Sebastian, FL 32958	1979	Owned

Causeway 1700 A1A Vero Beach, FL 32963	1981	Owned

Indian River Mall 6080 20th Street Vero Beach, FL 32966	1997	Owned

West Sebastian 993 Sebastian Boulevard Sebastian, FL 32958	1998	Owned

Harbor Insurance Agency, Inc. 6078 20th Street Vero Beach, FL 32966	2001	Owned

Location	Year Opened	Owned/Leased	Lease Expiration Date

Oslo Road 4105 9th Street S.W. Vero Beach, FL 32968	2004	Owned

MARTIN COUNTY

Palm City 1251 S.W. 27th Street Palm City, FL 34990	1978	Owned

East Ocean 1500 E. Ocean Boulevard Stuart, FL 34996	1981	Owned

Downtown Stuart 789 S. Federal Highway Stuart, FL 34994	1996	Leased	08/14/07

Jensen Beach 3639 N.W. Federal Highway Jensen Beach, FL 34957	1999	Leased	05/31/08

Harbor Insurance Agency, Inc. 1251 S.W. 27th Street, Suite 4 Palm City, FL 34990	2004	Owned

South Stuart 3601 S.E. Federal Highway Stuart, FL 34997	2004	Leased	6/15/06

BREVARD COUNTY

Palm Bay 5295 Babcock Street, N.E. Palm Bay, FL 32905	1981	Owned

Indialantic 305 5th Avenue Indialantic, FL 32903	1981	Owned

West Melbourne 2950 W. New Haven Avenue West Melbourne, FL 32904	1982	Owned

Viera/Baytree 100 Capron Trail Melbourne, FL 32940	1995	Owned

Palm Bay West 122 Malabar Road, S.W. Palm Bay, FL 32907	2001	Owned

Location	Year Opened	Owned/Leased	Lease Expiration Date

Rockledge 630 Barnes Boulevard Rockledge, FL 32955	2001	Owned

Cocoa Commons 2323 Highway 524 Cocoa, FL 32926	2002	Owned

Merritt Island 1840 N. Courtenay Parkway Merritt Island, FL 32953	2004	Owned

Harbor Insurance Agency, Inc. 5270 Babcock Street N.E., Suite 7 Palm Bay, FL 32905	2004	Leased	1/19/07

OKEECHOBEE COUNTY

Okeechobee 2801 Highway #441 South Okeechobee, FL 34974	1980	Owned

VOLUSIA COUNTY

Port Orange 4035 S. Nova Road Port Orange, FL 32127	1983	Owned

Ormond Beach 75 N. Nova Road Ormond Beach, FL 32174	1984	Owned

New Smyrna Beach 2230 State Road #44 New Smyrna Beach, FL 32168	1988	Owned

Deltona 2901 Howland Boulevard Deltona, FL 32725	1998	Owned

Deland 312 N. Woodland Boulevard Deland, FL 32720	1999	Owned

Ormond by the Sea 1190 Ocean Shore Boulevard Ormond Beach, FL 32176	1999	Owned

Orange City 884 Saxon Boulevard Orange City, FL 32763	2002	Owned

Location	Year Opened	Owned/Leased	Lease Expiration Date

LAKE COUNTY

Citrus Tower 210 Citrus Tower Boulevard Clermont, FL 34711	2004	Leased (1)	11/19/23

(1) Land lease

          Subject to business decisions which may occur from time to time on selected leases, leases are anticipated to renew upon their expiration.

          The Company uses a data processing service located in Milwaukee, Wisconsin for record keeping activities.  The data processor specializes in servicing financial institutions.  The Company’s current contract expires in 2009.  All data processing equipment that is used internally by the Company is owned by the Company.  The net book value of such data processing equipment and related software as of September 30, 2005 was $4,336,000.

Item 3.  Legal Proceedings

          There are various claims and lawsuits in which the Company is periodically involved incident to the Company’s business.  In the opinion of management, no material loss is anticipated from any such pending claims or lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          The Company’s common stock trades on the NASDAQ National Market under the symbol HARB.  The approximate number of shareholders of record and beneficial shareholders of the common stock at December 5, 2005 was 10,237, some of which are street name holders.

          The Company declared $0.80 in cash dividends per share for the twelve months ended in fiscal 2005.  Dividend payments were $0.16 in the first quarter and $0.20 in the second, third and fourth quarters.  The Company currently expects that comparable cash dividends will continue to be paid in the future.  However, the declaration of dividends by the Board of Directors (if any) will depend upon a number of factors, including but not limited to, the health and financial condition of the Company, capital requirements, regulatory limitations, results of operations and the general requirements of Delaware state law.

          On December 5, 2005, the closing sales price of the Company’s common stock was $38.78 per share.  The following table sets forth the market price range of the high and low closing sales price and cash dividends paid per share of common stock as reported by the NASDAQ stock market for the four quarters of fiscal years 2005 and 2004.

	Low	High	Dividends

FISCAL 2005
First Quarter	$30.12	$36.32	$.1600
Second Quarter	32.38	35.32	.2000
Third Quarter	33.21	37.44	.2000
Fourth Quarter	35.62	39.77	.2000
FISCAL 2004
First Quarter	$26.53	$30.88	$.1450
Second Quarter	27.51	31.25	.1600
Third Quarter	26.47	29.23	.1600
Fourth Quarter	27.09	32.93	.1600

          Information concerning securities authorized for issuance under the Company’s equity compensation plans is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management - (d) Equity Compensation Plan Information,” and is incorporated herein by reference.

          The following table sets forth the Company’s treasury stock purchases for the quarter ended September 30, 2005:

	Total number of shares purchased	Average price	Total number of shares purchased as part of the stock repurchase plan extended on October 14, 2005	Maximum number of shares that may yet be purchased under the plan

July	—	N/A	—	734,800
August	—	N/A	—	734,800
September	11,246	$37.19	—	734,800

Item 6. Selected Financial Data

          The information contained in the table captioned “Selected Consolidated Financial Data” in the Annual Report on pages 15 through 16 is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 17 through 31 in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

          The information contained in the sections captioned “Disclosure on Quantitative and Qualitative Market Risk and Asset and Liability Management”,  “Interest Rate Sensitivity” and “Interest Rate Risk” is contained on pages 19 through 22 in the Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

          The Company’s consolidated financial statements listed in Item 15 herein, together with the report thereon by  KPMG LLP, are found in the Annual Report on pages 34 through 70 and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.  Controls and Procedures

          Based on their evaluation, the Company’s Chief Executive Officer, Michael J. Brown, Sr. and Chief Financial Officer, H. Michael Callahan, have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of September 30, 2005 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

          As required under this Item 9A, the management report titled “Management’s Assessment of Effectiveness of Internal Control Over Financial Reporting” and the auditors attestation report titled “Report of Independent Registered Public Accounting Firm” appear on pages 33 and 35 of the Annual Report to Shareholders

          During the last fiscal quarter, there have been no changes in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect the internal control over financial reporting.

Item 9B.  Other Information

          None.

PART III

Item 10. Directors and Executive Officers of the Registrant

          The information contained under the sections captioned “Beneficial Ownership of Common Stock,” on pages 2 through 4, “Board Meetings and Committees” on pages 7 through 10 and “Section 16(A) Beneficial Ownership Reporting Compliances” on page 18 of the Notice of 2006 Annual Meeting of Shareholders and Proxy Statement of Harbor Florida Bancshares, Inc. (the “Proxy Statement”) is incorporated herein by reference.

          The Company has adopted a code of ethics for financial professionals that applies to its chief executive officer, chief financial officer and controller.  A copy of the Company’s code of ethics is referenced in Exhibit 14.1 to this Form 10-K and is also posted on its Internet site at www.harborfederal.com.  In the event that the Company makes any amendment to, or grants any waiver from, a provision of the code of ethics that applies to the chief executive officer, chief financial officer or controller and that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver and the reasons therefor on its Internet site.  Under the terms of the code of ethics for financial professionals, the chief executive officer, chief financial officer and controller are required to report any possible violation of the code.

Item 11.  Executive Compensation

          The information contained under the sections captioned “Executive Compensation” on pages 11 through 15 of the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     (a)   Security Ownership of Certain Beneficial Owners

          The information required by this item under the sections captioned “Voting Procedures” on page 2 and “Beneficial Ownership of Common Stock” on pages 2 through 4 of the Proxy Statement is incorporated herein by reference.

     (b)   Security Ownership of Management

          The information required by this item under the section captioned “Beneficial Ownership of Common Stock” on pages 2 through 4 of the Proxy Statement is incorporated herein by reference.

     (c)   Changes in Control

          Management of the Company knows of no arrangements, including any pledge by any persons of securities of the Company, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

     (d)   Equity Compensation Plan Information

          The following table provides information about the Company’s common stock that may be issued under the Company’s 1994 Incentive Stock Option Plan, 1994 Stock Option Plan for Outside Directors, Directors Deferred Compensation Plan and 1998 Stock Incentive Plan for Directors, Officers and Employees.  The Company does not have any equity compensation plan that was not approved by shareholders, except for its employee stock ownership plan and as indicated below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))

	(a)	(b)	(c)
Equity compensation plans approved by shareholders:
Incentive stock option plans	867,621	$14.10	124,124
1998 Recognition and Retention Plan	121,256	N/A	34,268
Equity Compensation plans not approved by shareholders(1):
Director’s Deferred Compensation Plan	313,434	N/A	N/A

(1) Includes shares to be distributed in accordance with the Directors’ Deferred Compensation Plan.  The plan permits directors to elect to defer all or part of their annual director fees.  Under the plan, directors may elect to have their deferred compensation invested in shares of the Company’s common stock.  Shares to be distributed will increase in future years, subject to the elections of directors under the plan.  The plan, which is more fully described in Note 16 to the Company’s Consolidated Financial Statements and originally adopted in 1971, was most recently amended in 1998 and was not submitted to shareholder vote and, therefore, not approved by shareholders.

Item 13.  Certain Relationships and Related Transactions

          The information required by this item under the sections captioned “Voting Procedures” on page 2, “Beneficial Ownership of Common Stock” on pages 2 through 4 and “Certain Transactions” on page 16 through 17 of the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

          The information required by this item under the section captioned “Independent Auditors” on page 17 and 18 of the Proxy Statement is incorporated herein by reference.

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

3(i)	*Certificate of Incorporation of Registrant (Exhibit 3.3 to Pre-effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-37275 filed November 10, 1997)

3(ii)	*Bylaws of Registrant (Exhibit 3.4 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-37275, filed November 10, 1997)

10(i)	*Employment contract with Michael J. Brown, Sr. (Exhibit 10(a) to the Registration Statement on Form S-4 filed December 20, 1996)

10(ii)	*1994 Incentive Stock Option Plan (Exhibit 10(b) to the Registration Statement on Form S-4 filed December 20, 1996)

10(iii)	*1994 Stock Option Plan for Outside Directors (Exhibit 10(c) to the Registration Statement on Form S-4 filed December 20, 1996)

10(iv)	*Harbor Federal Savings Bank Non-Employee Directors’ Retirement Plan (Exhibit 10(vi) to Form 10-Q for the quarter ended December 31, 1997 filed August 11, 1997)

10(v)	*Unfunded Deferred Compensation Plan for Directors (Exhibit 10(vii) to Form 10-K for the year ended September 30, 1998 filed December 24, 1998)

10(vi)	*1998 Stock Incentive Plan for Directors, Officers and Employees (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 26, 1998)

10(vii)	*Change of Control Agreements (Exhibit 10(vii) to Form 10-K for the year ended September 30, 2000 filed December 29, 2000)

10(viii)	*Change of Control Agreement (Exhibit 10(viii) to Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003)

10(ix)	*Change of Control Agreement (Exhibit 10(ix) to Form 10-K for the year ended September 30, 2003 filed December 29, 2003)

10(x)	*Amendment to employment contract with Michael J. Brown, Sr. (Exhibit 10(x) to Form 10-K for the year ended September 30, 2003 filed December 29, 2003)

10(xi)	*Amendments to Change of Control Agreements (Exhibit 10(xi) to Form 10-Q for the quarter ended June 30, 2004 filed August 13, 2004)

10(xii)	**Management Incentive Plan for fiscal year 2006

10(xiii)	*Amendments to Change of Control Agreements (Exhibit 10(xiii) to Form 10-Q for the quarter ended March 31, 2005 filed May 10, 2005)

10(xiv)	*Change of Control Agreement (Exhibit 99 to Form 8-K filed May 17, 2005)

13

**Excerpts from the 2005 Annual Report to Shareholders filed herewith. Such Annual Report, except for those portions specifically incorporated by reference, is furnished to the SEC for information purposes only and should not be deemed to be filed.

14.1	*Code of Ethics (Exhibit 14.1 to Form 10-K for the year ended September 30, 2003 filed December 29, 2003)

21	**Subsidiaries of the Registrant

31.1	**Certification by Michael J. Brown, Sr., Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**Certification by H. Michael Callahan, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**Certification by Michael J. Brown, Sr., Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**Certification by H. Michael Callahan, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	*Proxy Statement for the 2005 Annual Meeting of Shareholders

*Incorporated by reference.
**Included with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR FLORIDA BANCSHARES, INC.
(Registrant)

Dated: December 14, 2005	By:	/s/ Michael J. Brown,

Michael J. Brown,
Sr., President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/	December 14, 2005

Michael J. Brown, Sr., President, Chief Executive
Officer and Director

/s/	December 14, 2005

H. Michael Callahan
Chief Financial Officer

/s/	December 14, 2005

Lynn W. Wall
Controller and Chief Accounting Officer

/s/	December 14, 2005

Bruce R. Abernethy, Sr., Director

/s/	December 14, 2005

Richard N. Bird, Director

/s/	December 14, 2005

Standish C. Crippen, Director

/s/	December 14, 2005

Frank H. Fee, III, Director

/s/	December 14, 2005

Richard B. Hellstrom, Director

/s/	December 14, 2005

Larry Lee, Jr., Director

/s/	December 14, 2005

Richard L. Lynch, Director

/s/	December 14, 2005

Dr. Edwin R. Massey, Director

/s/	December 14, 2005

Richard V. Neill, Sr., Director