Form 10-Q
period 2005-12-31
HARBOR FLORIDA BANCSHARES INC
filed 2006-02-09
CIK 1029407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20552

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 000-22817

HARBOR FLORIDA BANCSHARES, INC

(Exact name of registrant as specified in its charter)

DELAWARE	65-0813766

(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

100 S. SECOND STREET
FORT PIERCE, FL 34950
(Address of principal executive offices/ZIP code)

Registrant’s telephone number, including area code (772) 461-2414

Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☒

As of January 27, 2006, there were 24,052,132 shares of the Registrant’s common stock outstanding.

HARBOR FLORIDA BANCSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (unaudited)
(In thousands)

	December 31, 2005	September 30, 2005

Assets:
Cash and amounts due from depository institutions	$83,380	$81,245
Interest-bearing deposits in other banks	5,040	23,689
Investment securities held to maturity	200	285
Investment securities available for sale	108,799	128,586
Mortgage-backed securities held to maturity	366,631	388,458
Loans held for sale	9,024	10,695
Loans, net	2,369,016	2,275,861
Accrued interest receivable	14,120	12,591
Premises and equipment, net	53,520	51,286
Federal Home Loan Bank stock	34,661	32,411
Goodwill	3,591	3,591
Other assets	4,633	3,487

Total assets	$3,052,615	$3,012,185

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits	$2,053,277	$2,056,307
Short-term borrowings	5,000	5,000
Long-term debt	640,468	590,473
Advance payments by borrowers for taxes and insurance	10,452	31,440
Income taxes payable	6,234	665
Other liabilities	6,938	7,789

Total liabilities	2,722,369	2,691,674

Stockholders’ Equity:
Preferred stock; $.10 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock; $.10 par value; authorized 70,000,000 shares; 32,027,273 shares issued and 24,001,777 outstanding at December 31, 2005 and 31,999,140 shares issued and 23,976,958 outstanding at September 30, 2005	3,203	3,200
Paid-in capital	210,137	208,024
Retained earnings	236,325	228,938
Accumulated other comprehensive loss, net	(928)	(1,052)
Common stock purchased by:
Employee stock ownership plan (ESOP)	(8,381)	(8,555)
Recognition and retention plan (RRP)	(1,625)	(1,681)
Treasury stock, at cost, 8,025,496 shares at December 31, 2005 and 8,022,182 shares at September 30, 2005	(108,485)	(108,363)

Total stockholders’ equity	330,246	320,511

Total liabilities and stockholders’ equity	$3,052,615	$3,012,185

See accompanying notes to condensed consolidated financial statements.

HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (unaudited)
(In thousands except per share data)

	Three months ended December 31,

	2005	2004

Interest income:
Loans	$41,033	$32,380
Investment securities	1,206	1,060
Mortgage-backed securities	3,588	4,493
Other	631	397

Total interest income	46,458	38,330

Interest expense:
Deposits	10,915	6,647
Borrowings and debt	7,044	6,158

Total interest expense	17,959	12,805

Net interest income	28,499	25,525
Provision for loan losses	352	450

Net interest income after provision for loan losses	28,147	25,075

Other income:
Fees and service charges	4,578	3,672
Insurance commissions and fees	683	645
Income from real estate operations	45	48
Gain on sale of mortgage loans	877	468
(Loss) gain on disposal of premises and equipment	(3)	303
Other	17	7

Total other income	6,197	5,143

Other expense:
Compensation and employee benefits	8,530	7,485
Occupancy	2,298	1,795
Data processing services	1,060	847
Advertising and promotion	453	459
Professional fees	339	247
Other	1,872	1,645

Total other expense	14,552	12,478

Income before income taxes	19,792	17,740
Income tax expense	7,821	6,950

Net income	$11,971	$10,790

Net income per share
Basic	$0.52	$0.48

Diluted	$0.51	$0.46

See accompanying notes to condensed consolidated financial statements.

HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,

	2005	2004

Cash flows from operating activities:
Net income	$11,971	$10,790
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of premises and equipment	3	(303)
Gain on sale of real estate owned	(4)	(42)
Gain on sale of mortgage loans	(877)	(468)
Provision for loan losses	352	450
Provision for losses on real estate owned	—	15
Depreciation and amortization	372	419
Deferred income tax expense	229	72
Originations of loans held for sale	(31,498)	(21,634)
Proceeds from sale of loans held for sale	33,631	21,863
Increase in deferred loan fees and costs	789	1,620
Increase in accrued interest receivable	(1,529)	(58)
(Increase) decrease in other assets	(1,050)	253
Increase (decrease) in income taxes payable	6,667	(591)
Decrease in other liabilities	(851)	(1,973)

Net cash provided by operating activities	18,205	10,413

Cash flows from investing activities:
Net increase in loans	(92,686)	(42,856)
Purchase of mortgage-backed securities	—	(55,145)
Proceeds from principal repayments of mortgage-backed securities	21,622	24,520
Proceeds from maturities and calls of investment securities held to maturity	85	155
Proceeds from maturities of investment securities available for sale	20,000	—
Purchase of investment securities available for sale	—	(19,881)
Proceeds from sale of real estate owned	19	81
Purchase of premises and equipment	(3,145)	(4,228)
Proceeds from disposal of premises and equipment	46	557
FHLB stock, net	(2,250)	(333)

Net cash used in investing activities	(56,309)	(97,130)

HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,

	2005	2004

Cash flows from financing activities:
Net (decrease) increase in deposits	(3,030)	196,652
Net proceeds of short-term borrowings	—	(5,019)
Net proceeds of long-term debt	50,000	—
Repayments of long-term debt	(5)	(3)
Decrease in advance payments by borrowers for taxes and insurance	(20,988)	(18,693)
Dividends paid	(4,584)	(3,618)
Common stock options exercised	319	264
Purchase of treasury stock	(122)	(47)

Net cash provided by financing activities	21,590	169,536

Net (decrease) increase in cash and cash equivalents	(16,514)	82,819
Cash and cash equivalents - beginning of period	104,934	74,875

Cash and cash equivalents - end of period	$88,420	$157,694

Supplemental disclosures:
Cash paid for:
Interest	$17,615	$12,983
Taxes	925	7,469
Noncash investing and financing activities:
Additions to real estate acquired in settlement of loans through foreclosure	11	82
Tax benefit of stock plans credited to capital	1,098	439
Change in unrealized loss on securities available for sale	201	(539)
Change in deferred taxes related to securities available for sale	(77)	208
Distribution of RRP shares	56	56
Transfer to short-term borrowings from long-term debt	—	5,000

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	BASIS OF PRESENTATION

Harbor Florida Bancshares, Inc. (the “Company” or “Bancshares”) is the holding company for Harbor Federal Savings Bank (the “Bank”).  The Company owns 100% of the Bank’s common stock.  Currently, it engages in no other significant activities beyond its ownership of the Bank’s common stock.  Consequently, its net income is derived from the Bank.  The Bank provides a wide range of banking and related insurance services but is principally engaged in the business of attracting deposits predominately from the communities it serves and using these and other funds to originate primarily residential, consumer and commercial real estate loans.  Harbor Insurance Agency, Inc., a wholly owned subsidiary of the Bank, also provides a wide range of insurance products.

The unaudited condensed consolidated interim financial statements for Harbor Florida Bancshares, Inc. (the “Company”) and its subsidiary Harbor Federal Savings Bank (the “Bank”) reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition and the consolidated results of operations and cash flows for interim periods.  The results for interim periods are not necessarily indicative of trends or results to be expected for the full year.  These condensed consolidated interim financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period.  Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses.  In connection with the determination of the allowances for loan losses, management obtains independent appraisals for significant properties.

As of December 31, 2005, substantially all of the Company’s loans and investment in real estate owned are secured by real estate in the counties in which the Company has branch facilities: St. Lucie, Indian River, Brevard, Martin, Okeechobee, Lake, Seminole and Volusia Counties, Florida.  Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of real estate owned are susceptible to changes in market conditions in the above counties. Management believes that the allowances for losses on loans and real estate owned are adequate.  While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions, particularly in the above counties.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for losses on loans and real estate owned.  Such agencies may require the Company to recognize changes to the allowances based on their judgments about information available to them at the time of their examination.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” (“Statement 154”), which replaces APB 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB 28.”  Statement 154 changes the requirements for the accounting for and reporting of changes in accounting principles. It applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement that does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principles, unless it is impractical to determine either the period-specific or cumulative effects of the change.  Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In November 2005, the FASB issued Staff Position (FSP) No. FAS 115-1 and FAS 124-1, “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”).  FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss.   It is effective for periods beginning after December 15, 2005 with earlier application permitted.  Implementation of this guidance is not expected to have a material impact on the Company’s financial statements.

(2)	STOCK-BASED COMPENSATION

Effective October 1, 2005, the Company adopted SFAS No. 123 (revised), “Share-Based Payments” (“Statement 123R”), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, over the requisite service period.  The Company previously applied Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”).

Prior to the adoption of Statement 123R, the Company provided the disclosures required under Statement 123, as amended by Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.”  The Company did not recognize stock-based compensation expense under statement 123 in its statement of earnings for periods prior to the adoption of Statement 123R.

Had compensation cost for the Company’s stock-based compensation plans been accounted for during the three months ended December 31, 2004 in accordance with the fair value based method in Statement 123R, which is a revision of Statement No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

		Three months ended December 31, 2004

		(In thousands except per share data)
Net income - As reported		$10,790
Less:	total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	(90)

Pro forma net income		$10,700

Net income per share – basic
As reported		$0.48
Pro forma		0.47
Net income per share – diluted
As reported		0.46
Pro forma		0.46

During the quarter ended December 31, 2005, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of Statement 123R. Results for prior periods have not been restated. The effect of recording stock-based compensation for the three-month period ended December 31, 2005 was as follows:

		Three months ended December 31, 2005

		(In thousands except per share data)
Income before stock-based compensation expense		$12,081
Less:	total stock-based compensation expense (net of forfeitures and net of related tax of $7,000)	110

Net income as reported		$11,971

Net income per share – basic
As reported		$0.52
Pro forma earnings per share if stock-based compensation had been accounted for in accordance with APB 25		0.53
Net income per share – diluted
As reported		0.51
Pro forma earnings per share if stock-based compensation had been accounted for in accordance with APB 25		0.52

As required by Statement 123R, management has made an estimate of expected forfeitures and the Company recognized compensation costs only for those equity awards expected to vest.

During the three months ended December 31, 2005, the Company granted 2,000 stock options with an estimated total grant-date fair value of $24,880.  As of December 31, 2005, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 4.5 years.

Valuation Assumptions

The following per share weighted average fair values of stock options granted during the three months ended December 31, 2005 and 2004 were calculated using a lattice option-pricing model and the following weighted average assumptions:

	Three months ended December 31,

	2005	2004

Options granted	2,000	12,500
Grant date fair value	$12.44	$11.61
Exercise price	$36.08	$35.35
Risk free interest rate	4.53%	3.63%
Expected term (years)	5.5	6
Expected volatility	26.51%	26.19%
Expected dividend	2.02%	$0.95

Risk-Free Interest Rate: The Company uses the yield in effect on the grant date of U.S. Treasury zero-coupon issues with a term equivalent to the contractual option term.

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding.  The expected term was determined based on analysis of historical experience for similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.

Expected Volatility: Expected volatility is based on the Company’s historical stock price volatility and consideration of future events.

Expected Dividend: The expected dividend is expressed as a constant dividend yield in the lattice model.  Prior to September 30, 2005, the Company used expected dividend amounts which assumed future dividend increases.

Stock Option Plans

The Company’s Stock Incentive Plans authorize the granting of options to purchase common stock.  These stock option plans are for the benefit of directors, officers, and other employees of the Company.  The stock options vest in equal installments over varying periods not to exceed 10 years, depending upon the individual’s position in the Company.  At December 31, 2005, 123,124 shares were available for future awards.

The following is a summary of stock option activities during the three months ended December 31, 2005:

	Shares	Weighted average exercise price	Aggregate intrinsic value

			(in thousands)
Options:
Outstanding at September 30, 2005	867,621	$14.10	—
Granted	2,000	36.08	—
Exercised	(28,133)	11.33	—
Forfeited	(1,000)	21.31	—

Outstanding at December 31, 2005	840,488	$14.23	$19,177

Options exercisable at December 31, 2005	524,901		$13,202

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding at December 31, 2005	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at December 31, 2005	Weighted average exercise price

$10.69 to 12.00	531,122	2.7	$10.74	386,282	$10.70
12.38 to 14.63	115,615	4.6	13.29	97,340	13.36
15.06 to 16.35	44,322	5.9	16.03	11,436	15.88
17.00 to 20.10	32,500	6.3	19.86	19,666	19.84
21.13 to 27.05	53,409	7.0	23.15	8,177	21.19
27.06 to 31.46	22,520	8.0	30.56	1,000	30.22
31.47 to 36.32	41,000	9.2	35.13	1,000	36.32

Total	840,488	4.0	$14.23	524,901	$11.90

The total grant date fair value of shares that vested during the three months ended December 31, 2005 was approximately $630,000.

(3)	NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three months ended December 31, 2005 and 2004.  Adjustments have been made to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.

	Three months ended December 31,

	2005	2004

Net income	$11,970,884	$10,789,799

Weighted average common shares outstanding:
Shares outstanding	23,847,455	23,603,661
Less: weighted average uncommitted ESOP shares	(849,510)	(919,287)

Total	22,997,945	22,684,374

Basic net income per share	$0.52	$0.48

Weighted average common shares outstanding	22,997,945	22,684,374
Additional dilutive shares related to stock options	442,584	572,040

Total weighted average common shares and equivalents outstanding for diluted earnings per share computation	23,440,529	23,256,414

Diluted net income per share	$0.51	$0.46

Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period.

(4)	INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities at December 31, 2005 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value

	(In thousands)
Available for sale:
FHLB notes	$90,011	$—	$906	$89,105
FNMA notes	19,997	—	328	19,669

	110,008	—	1,234	108,774
Equity securities	25	—	—	25

	110,033	—	1,234	108,799

Held to maturity:
Municipal securities	200	30	—	230

	200	30	—	230

FHLMC mortgage-backed securities	218,640	252	8,013	210,879
FNMA mortgage-backed securities	147,991	324	4,820	143,495

	366,631	576	12,833	354,374

	$476,864	$606	$14,067	$463,403

The amortized cost and estimated market value of investment and mortgage-backed securities at September 30, 2005 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value

	(In thousands )
Available for sale:
FHLB notes	$100,003	$—	$1,055	$98,948
FNMA notes	19,993	—	366	19,627
FFCB note	10,000	—	14	9,986

	129,996	—	1,435	128,561
Equity securities	25	—	—	25

	130,021	—	1,435	128,586

Held to maturity:
Municipal securities	285	31	—	316

	285	31	—	316

FHLMC mortgage-backed securities	231,649	395	5,931	226,113
FNMA mortgage-backed securities	156,809	491	3,553	153,747

	388,458	886	9,484	379,860

	$518,764	$917	$10,919	$508,762

The amortized cost and estimated market value of debt securities at December 31, 2005 and September 30, 2005 by contractual maturity are shown below.  Actual maturities of investment securities may be substantially shorter than contractual maturities because issuers may have the right to call obligations without penalties. The average expected life of mortgage-backed securities may be substantially shorter than contractual maturity because borrowers may prepay or payoff underlying mortgages with or without prepayment penalties.

	December 31, 2005		September 30, 2005

	Amortized cost	Estimated market value	Amortized cost	Estimated market value

	(In thousands)
Investment Securities:
Available for sale:
Due in one year or less	$80,008	$79,522	$99,996	$99,268
Due in one to five years	30,000	29,252	30,000	29,293

	110,008	108,774	129,996	128,561

Held to maturity:
Due in one year or less	—	—	85	85
Due in five to ten years	200	230	200	231

	200	230	285	316

Mortgage-backed Securities:
Held to maturity:
Due in one to five years	293,268	282,296	188,512	183,238
Due in five to ten years	55,035	53,370	180,151	176,222
Due after ten years	18,328	18,708	19,795	20,400

	366,631	354,374	388,458	379,860

	$476,839	$463,378	$518,739	$508,737

As of December 31, 2005, the Company had pledged mortgage-backed securities with a market value of $31,684,000 and a carrying value of $32,232,000 to collateralize the public funds on deposit.  The Company had also pledged mortgage-backed securities with a market value of $1,018,000 and a carrying value of $991,000 to collateralize treasury, tax and loan accounts as of December 31, 2005.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005, were as follows:

	Less than 12 months		12 months or more		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

			(In thousands)
Available for sale
Agency securities	$19,856	$173	$88,918	$1,061	$108,774	$1,234

Held to maturity
Mortgage-backed securities	—	—	327,611	12,833	327,611	12,833

Total	$19,856	$173	$416,529	$13,894	$436,385	$14,067

Agency securities:  The unrealized losses on investments in the AAA rated agency securities were caused by interest rate increases.  The Company has the ability and intent to hold these investments until a market price recovery or maturity.  Therefore, these investments are not considered other-than-temporarily impaired.

Mortgage-backed securities:  The unrealized loses on investments in the AAA rated mortgage-backed securities were caused by interest rate increases.  The contractual cash flows of these securities are guaranteed by FNMA and FHLMC.  The decline in fair value is attributable to changes in interest rates and not credit downgrades.  The Company has the ability and intent to hold these investments until a market price recovery or maturity.  Therefore, these investments are not considered other-than-temporarily impaired.

(5)	LOANS

Loans are summarized below:

	December 31, 2005	September 30, 2005

	(In thousands)
Mortgage loans:
Construction 1-4 family	$448,179	$435,681
Permanent 1-4 family	1,226,300	1,194,665
Multi-family	41,461	34,516
Nonresidential	280,957	271,195
Land	314,269	308,222

Total mortgage loans	2,311,166	2,244,279

Other loans:
Commercial	93,269	89,079
Home equity lines of credit	76,331	74,190
Other consumer secured by real estate	131,602	123,622
Other consumer	49,873	47,047

Total other loans	351,075	333,938

Total loans	2,662,241	2,578,217

Less:
Loans in process	261,724	271,007
Net deferred loan fees and discounts	11,307	11,601
Allowance for loan losses	20,194	19,748

	293,225	302,356

Total loans, net	$2,369,016	$2,275,861

An analysis of the allowance for loan losses follows:

	Three months ended December 31,

	2005	2004

	(In thousands)
Beginning balance	$19,748	$17,802
Provision for loan losses	352	450
Charge-offs	(16)	(18)
Recoveries	110	12

Ending balance	$20,194	$18,246

The allowance for loan losses was $20,194,000 and $19,748,000 at December 31, 2005 and September 30, 2005, respectively.  The Company evaluates impaired loans based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral dependent loan.  To the extent that an impaired loan’s value is less than the loan’s recorded investment, a specific allowance is recorded.  The Company has recorded specific allowances of $276,000 and $243,000, respectively, at December 31, 2005 and September 30, 2005.

The investment in impaired loans (primarily consisting of classified loans), other than those evaluated collectively for impairment, was $5,627,000 and $4,213,000 at December 31, 2005 and September 30, 2005 respectively.

At December 31, 2005 and September 30, 2005, loans with unpaid principal balances of approximately $2,615,000 and $2,182,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status.  As of December 31, 2005 and September 30, 2005, approximately $1,388,000 and $1,144,000, respectively, of loans 90 days or more contractually delinquent were in the process of foreclosure.

(6)	COMPREHENSIVE INCOME

The following table sets forth the components of the Company’s comprehensive income:

	Three months ended December 31,

	2005	2004

	(In thousands)
Net income	$11,971	$10,790
Other comprehensive gain (loss):
Net unrealized gains (losses)	201	(539)
Tax effect	(77)	208

Other comprehensive gain (loss), net of tax	124	(331)

Comprehensive income	$12,095	$10,459

(7)	TRANSFERS OF FINANCIAL ASSETS AND SERVICING RIGHTS RETAINED

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

The Company recognized gains on sales of mortgage loans of $877,000 and $468,000, respectively, for the three months ended December 31, 2005 and 2004.

The Company receives fees for servicing activities on loans it has sold.  These activities include, but are not limited to, collecting principal, interest and escrow payments from borrowers; paying taxes and insurance from escrowed funds; monitoring delinquencies; and accounting for and remitting principal and interest payments. To the extent that the servicing fees exceed or do not provide adequate compensation for the services provided, the Company records a servicing asset or liability for the fair value of the servicing retained.  During the quarter ended December 31, 2005, the Company reassessed the value of servicing rights and recorded a servicing asset of $415,000 on loan sales during the quarter.  Prior to October 1, 2005, the Company considered the servicing fees received to be just adequate compensation for the services provided and the recorded servicing asset was $-0- at September 30, 2005.

(8)	PENSION PLAN

The Company has a non-contributory defined benefit pension plan (the “Pension Plan”) covering all full-time employees hired before January 1, 2003 who have attained one year of service.  The Pension Plan is a multi-employer plan.  Separate actuarial valuations are not made for each employer nor are plan assets so segregated.  The Company elected to freeze the benefits under the Pension Plan to all participants effective June 30, 2004. The Company expects to contribute approximately $1.6 million for fiscal year 2006.  The Company recorded pension expense of approximately $403,000 and $127,000 for the three months ended December 31, 2005 and 2004, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” which are based on assumptions and describe future plans.  Harbor Florida Bancshares, Inc. (the “Company”) desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements.  These forward-looking statements, which are included in Management’s Discussion and Analysis and elsewhere, describe future plans or strategies and include the Company’s expectations of future financial results.  The words “believe,” “expect,” “anticipate,” “estimate,” “project,” and similar expressions identify forward-looking statements.  The Company’s ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain.  Factors which could affect actual results include but are not limited to (i) change in general market interest rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, (v) changes in the quality or composition of the Company’s loan and investment portfolios, (vi) demand for loan products, (vii) deposit flows, (viii) competition, and (ix) demand for financial services in the Company’s markets.  These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Overview

The Company owns 100% of the common stock of Harbor Federal Savings Bank (“the Bank”), a federal savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC).  The Bank provides a wide range of banking and certain insurance services but is principally engaged in the business of attracting deposits predominately from the communities it serves and using these and other funds to originate primarily residential, consumer and commercial real estate loans.  The Company’s results of operations are highly dependent on net interest income.  Net interest income is a function of the balances of loans and investments (“interest-bearing assets”) outstanding in any one period, the yields earned on such loans and investments, and the interest incurred on deposits and borrowed funds (“interest-bearing liabilities”) that were outstanding in that same period.  The Company’s noninterest income consists primarily of fees and service charges, insurance commissions, gains on sale of mortgage loans, and, depending on the period, gains on sale of premises and equipment, gains on sale of securities and real estate operations which have either provided income or loss.  The results of operations are also significantly impacted by the amount of provisions for loan losses, which, in turn, is dependent upon, among other things, the size and makeup of the loan portfolio, loan quality, and other credit trends.  The noninterest expenses consist primarily of employee compensation and benefits, occupancy expense and data processing services.  Results of operations are affected by general economic and competitive conditions, including changes in prevailing interest rates and the policies of regulatory agencies.

The Company attempts to manage its assets and liabilities in a manner that stabilizes net interest income and net economic value under a broad range of interest rate environments.  This was accomplished by matching maturity and repricing periods on loans and investments to maturity and repricing periods on deposits and borrowings.

The Company currently utilizes the following strategies to reduce interest rate risk: (a) the Company seeks to originate and hold in its portfolio adjustable rate loans which have periodic interest rate adjustments; (b) the Company sells a portion of newly originated fixed rate residential mortgage loans; (c) the Company seeks to lengthen the maturities of deposits when deemed cost effective through the pricing and promotion of certificates of deposits; (d) the Company seeks to attract low cost checking and transaction accounts which tend to be less interest rate sensitive when interest rates rise; and (e) the Company utilizes long term Federal Home Loan Bank (“FHLB”) advances to fund the origination of fixed rate loans.  The Company also maintains a high level of liquid assets consisting of short-term securities as well as medium-term securities.  These securities have expected average lives in the two to three-year range.  Management expects that cash flow from investment maturities and repayments can be reinvested at higher yields in a rising interest rate environment.

The Company operates primarily in eight counties on the east coast of Florida.  As such, the Company’s results of operations are affected by the general and economic conditions of the area.  Management believes that the area’s rapid population growth and expanding real estate market will support continued earning’s growth.

Critical Accounting Policies

The following discussion and analysis of our financial condition is based upon consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America.  The determination of the allowance for loan losses and the valuation of mortgage servicing rights are considered by management to be critical accounting policies, based upon estimates made by management. Critical accounting policies are defined as policies that are material to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult, subjective, or complex judgments.  The Company’s financial results could differ significantly if different judgments or estimates are applied in the application of these policies.

Allowance for loan losses. The Company follows a consistent procedural discipline and accounts for loan loss contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” (“Statement 5”) and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“Statement 114”).  The following is a description of how each portion of the allowance for loan losses is determined.

The Company segregates the loan portfolio for loan loss purposes into the following broad segments: commercial real estate; residential real estate; commercial business; and consumer.  The Company provides for a general allowance for losses inherent in the portfolio by the above categories, which consists of two components.  (1) General loss percentages are established based upon historical analyses.  (2) A supplemental portion of the allowance may be established for inherent losses which probably exist as of the evaluation date even though they might not have been identified by the more objective processes used.  This is due to the risk of error and/or inherent imprecision in the process.  This portion of the allowance is particularly subjective and requires judgments based on qualitative factors which do not lend themselves to exact mathematical calculations such as: trends in delinquencies and nonaccruals; migration trends in the portfolio; trends in volume, terms, and portfolio mix; new credit products and/or changes in the geographic distribution of those products; changes in lending policies and procedures; loan review reports on the efficacy of the risk identification process; changes in the outlook for local, regional and national economic conditions; concentrations of credit; and peer group comparisons.

Specific allowances are provided in the event that the specific collateral analysis on each impaired loan indicates that the probable loss upon liquidation of collateral would be in excess of the general percentage allocation.  The provision for loan losses is debited or credited in order to state the allowance for loan losses to the required level as determined above.

There were no significant changes in the estimation methods or fundamental assumptions used in the calculation of the allowance for loan losses at December 31, 2005, compared to September 30, 2005.  Furthermore, there was no reallocation of the allowance from September 30, 2005.  While the Company’s management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on unforeseen changes in economic conditions which could impact borrowers or markets.

Mortgage Servicing Rights. Mortgage servicing rights (MSR) represent the right to service loans for others, whether acquired directly or in conjunction with the acquisition of mortgage loan assets. The Company receives fees for servicing activities on loans it has sold. As the loans are sold, their total cost is allocated between MSRs and the loans, based on their relative fair values. MSRs are amortized over the expected life of the loans serviced, including expected prepayments, using a method that approximates the level yield method. The carrying value of MSRs is periodically evaluated for impairment based on the difference between the carrying value of such rights and their current fair value. For purposes of measuring impairment, which is recorded through the use of a valuation reserve, MSRs are stratified based upon interest rates, whether such rates are fixed or variable and upon other loan characteristics. The evaluation of future net servicing income is based on a discounted and disaggregated methodology.

The fair value of the Company’s MSRs is estimated using a discounted cash flow model. The discounted cash flow model calculates the present value of the estimated future net cash flows of the servicing portfolio, based on various assumptions, such as servicing costs, expected prepayment speeds and discounted rates. This model is highly sensitive to changes in assumptions. Changes in anticipated prepayment speeds, in particular, result in relatively substantial fluctuations in the estimated fair value of the MSRs. If actual prepayment experience differs from anticipated rates used in the model, this difference may result in a substantial change in fair value.

The reasonableness of the valuation and assumptions used by the Company are evaluated through quarterly independent appraisals of the fair value of our servicing portfolio. Management uses these valuations to determine the reasonableness of the fair value estimates.

Results of Operations

Comparisons of quarterly results of operations in this section are between the three months ended December 31, 2005 and December 31, 2004.

General.   Diluted earnings per share for the first fiscal quarter ended December 31, 2005, increased 10.9% to 51 cents per share on net income of $12.0 million, compared to 46 cents per share on net income of $10.8 million for the same period last year.  The increase was predominately due to increased net interest income, resulting primarily from an increase in average interest-earning assets due primarily to originations of loans. This growth was funded primarily with deposits, FHLB advances and repayments of mortgage-backed securities.  The increase in net interest income was supplemented by increased other income offset by increased other expense.

This fiscal year, the Company will expand its branch network from 37 to more than 40 offices in furtherence of its strategic goal of entering new markets that complement the Company’s existing footprint. Future plans include opening three to five additional branch offices each year.

Net Interest Income.   Net interest income increased 11.7% to $28.5 million for the quarter ended December 31, 2005, from $25.5 million for the quarter ended December 31, 2004.  Total interest income increased 21.2% or $8.1 million to $46.5 million for the quarter ended December 31, 2005.  This increase was primarily a result of an increase in average interest-earning assets over the comparable period in 2004, supplemented by a 50 basis point increase in yield on interest earning assets.  Average interest earning assets increased 11.4% or $300.6 million to $2.939 billion for the quarter ended December 31, 2005.  The average rate earned on interest earning assets increased to 6.30% for the quarter ended December 31, 2005 from 5.80% for the quarter ended December 31, 2004.  Average total loans increased by $422.6 million or 22.0% from the same period last year, reflecting increased loan originations as a result of expansion and growth in the Bank’s primary markets. This increase in total loans was funded primarily with certificate accounts, repayments of mortgage-backed securities and FHLB advances. The average balance of mortgage-backed securities decreased $89.3 million from the same period last year.

Total interest expense increased 40.2% or $5.2 million for the quarter ended December 31, 2005.  This increase was due to a 53 basis point increase in the rates paid on interest bearing liabilities and an 11.8% increase in average interest bearing liabilities. The average rate incurred on interest bearing liabilities increased to 2.62% for the quarter ended December 31, 2005 from 2.09% for the same period last year.  Average interest bearing liabilities increased $285.7 million to $2.707 billion for the three months ended December 31, 2005.  Average total deposits increased by $207.0 million or 11.1% from the same period last year.  Average balances of core deposits and certificate accounts increased $33.4 million and $173.6 million, respectively, from the same period last year.  Average core deposits as a percent of average total deposits decreased to 50.7% from 54.5% for the same quarter last year.  The average balance of FHLB advances increased $79.5 million from the same period last year.

The net interest margin remained fairly constant at 3.89% for the three months ended December 31, 2005 compared to 3.88% for the three months ended December 31, 2004.

Provision for Loan Losses.   The determination of the allowance for loan losses is considered by management to be a critical accounting policy and is based upon estimates made by management.

Provision for loan losses was $352,000 for the quarter ended December 31, 2005, compared to $450,000 for the quarter ended December 31, 2004.  The provision for the quarter ended December 31, 2005 was principally comprised of a charge of $256,000 due to increased credit risk resulting from growth in the loan portfolio (primarily consumer and residential loans), an increase of $190,000 due to an increase in the level of classified loans, partially offset by $94,000 in net recoveries.

For the three months ended December 31, 2005, nonperforming loans increased to $2.6 million at December 31, 2005 from $2.2 million at September 30, 2005.  The ratio of the allowance for loan losses to total net loans decreased to .85% as of December 31, 2005, from .94% for the same period last year.  The allowance for loan losses remains sufficient to cover losses inherent in the loan portfolio.

Other Income.   Other income increased to $6.2 million for the quarter ended December 31, 2005, compared to $5.1 million for the quarter ended December 31, 2004.  This increase was due primarily to increases of $906,000 in loan and deposit-related fees and service charges and $409,000 in gain on sale of mortgage loans, partially offset by a decrease of $306,000 in gain on disposal of premises and equipment.  The increase in fees and service charges was primarily due to growth in transaction accounts and lower than usual fees earned in the quarter ended December 31, 2004.  The impact of the two hurricanes that hit the Treasure Coast in September 2004 resulted in lower levels of loan originations, loan sales and fee income during the quarter ended December 31, 2004.  The increase in gain on sale of mortgage loans was primarily due to the value assigned to mortgage servicing rights on loans sold during the quarter ended December 31, 2005.  The Company sells loans in order to reduce interest rate risk by limiting the growth of long-term fixed rate loans held in its portfolio.  The gain on disposal of premises and equipment in the quarter ending December 31, 2004 was due to insurance proceeds received on hurricane damaged premises and equipment.

Other Expenses.   Other expense increased to $14.6 million for the quarter ended December 31, 2005, from $12.5 million for the quarter ended December 31, 2004.  This increase was due primarily to increases of $1.0 million in compensation and benefits, $503,000 in occupancy, $213,000 in data processing services and $227,000 in other.  The increase in compensation and benefits was primarily due to additional staff required to support the growth in loans and deposits, a $276,000 increase in pension expense and $117,000 in stock option expense due to the implementation of Statement 123R.  The increases in occupancy, data processing services and other were primarily due to growth in loans and deposits and expenses incurred in the opening of new branches.

Income Taxes.   Income tax expense was $7.8 and $7.0 million for the quarters ended December 31, 2005 and 2004, respectively.  The effective tax rate was 39.5% for the quarter ended December 31, 2005 and 39.2% for the same period last year.

Financial Condition

Comparisons of financial condition in this section are from the end of the preceding fiscal year to December 31, 2005.

Total assets increased to $3.053 billion at December 31, 2005, from $3.012 billion at the fiscal year ended September 30, 2005.  The increase was due primarily to an increase in loans, partially offset by decreases in mortgage-backed securities, interest-bearing deposits in other banks and investment securities.

Interest-bearing deposits in other banks decreased to $5.0 million at December 31, 2005, from $23.7 million at September 30, 2005.  This decrease was due primarily to the funding of loans.

Investment securities available for sale decreased to $108.8 million at December 31, 2005, from $128.6 million at September 30, 2005.  The decrease was due primarily to maturities of $20.0 million, which were primarily used to fund the origination of loans.

Mortgage-backed securities decreased to $366.6 million at December 31, 2005, from $388.5 million at September 30, 2005.  The decrease was due primarily to repayments of $21.6 million, which were used primarily to fund the origination of loans.

Net loans increased to $2.369 billion at December 31, 2005, from $2.276 billion at September 30, 2005.  Total net loans increased due primarily to net increases of $52.3 million in residential one-to-four family mortgage loans, $6.3 million in land loans, $9.0 million in nonresidential mortgage loans, $7.3 million in multifamily loans, $12.9 million in consumer loans, and $4.2 million in commercial business loans for the three months ended December 31, 2005.  These increases were a result of increased expansion and growth in the Bank’s primary markets.  When comparing originations for the quarter ended December 31, 2005 to the same period last year, residential one-to-four family mortgage loan originations increased 15.5% to $211.0 million.  Consumer loan originations increased 12.2% to $45.2 million.  Commercial real estate loan originations increased 10.3% to $45.4 million.  Commercial business loan originations decreased to $10.2 million from $13.0 million.

Deposits decreased slightly to $2.053 billion at December 31, 2005, from $2.056 billion at September 30, 2005 due to a net decrease of $35.2 million in core deposits (transaction and passbook accounts) offset by an increase of $32.2 million in certificate accounts.  In the fourth quarter of its 2005 fiscal year, the Company began selective programs to attract additional certificate accounts as a longer term, fixed-rate funding source to offset anticipated increases in rates.  The increase in certificate accounts was due to these programs and customers’ increased preference for longer-term deposit products in a higher interest rate environment.  The Company continues to emphasize growth in transaction accounts.

FHLB advances increased to $645.5 million from $595.5 million at December 31, 2005, from September 30, 2005.  The increase was due to $50.0 million of new long-term fixed rate advances, callable in 2010.  The advances were taken in order to fund the origination of loans.

Stockholders’ equity increased to $330.2 million at December 31, 2005, from $320.5 million at September 30, 2005. The increase is due primarily to $12.0 million of earnings for the three months partially offset by $4.6 million of dividends paid and a $2.1 million increase in paid in capital, primarily as a result of amortization and tax benefits of stock benefit plans.

At December 31, 2005, the Bank exceeded all regulatory capital requirements as follows:

	Actual		For capital adequacy purpose		To be well capitalized under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Total capital (to risk-weighted assets)	$323,469	16.48%	$156,983	>8.0%	$196,229	>10.0%
Tier I (core) capital (to risk-weighted assets)	304,226	15.50%	58,869	>3.0%	117,737	>6.0%
Tier I (core) capital (to adjusted tangible assets)	304,226	9.96%	91,591	>3.0%	152,652	>5.0%
Tangible capital (to adjusted tangible assets)	304,226	9.96%	45,796	>1.5%	n/a	n/a

Cash Flow

The Bank’s primary sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds from operations. The Bank will consider increasing its borrowings from the Federal Home Loan Bank (FHLB) from time to time as an alternative to increasing deposit account interest rates.  In addition, the Bank holds unpledged fixed and adjustable rate mortgage-backed securities totaling $331.6 million at December 31, 2005 that could be used as collateral under repurchase transactions with securities dealers.  Repurchase transactions serve as secured borrowings and provide a source of short-term liquidity for the Bank.

At December 31, 2005, the Bank had $1.1 billion or 51.5% of the Bank’s deposits in certificate accounts. Based on past experience, management believes that a substantial percentage of these certificates will be renewed at maturity, although there can be no assurance that this will occur.  The Bank would use borrowings from the FHLB or repurchase transactions with securities dealers if replacement funding was needed as a result of maturing certificate accounts.

Net cash flows provided by the Company’s operating activities (i.e. cash items affecting net income) was $18.2 million and $10.4 million for the three months ended December 31, 2005 and 2004, respectively.  This increase was due primarily to a decrease of $6.6 million in income taxes paid during the quarter ended December 31, 2005 compared to the same period last year.

Net cash flows used in the Company’s investing activities (i.e. cash flows from its investment securities, mortgage-backed securities and loan portfolios) was $56.3 million and $97.1 million for the three months ended December 31, 2005 and 2004, respectively.  The decrease in cash used for the three months ending December 31, 2005 was principally due to a decrease of $55.1 million in purchase of mortgage-backed securities, a decrease of $19.9 million in the purchase of investment securities, and an increase of $20.0 million in proceeds from the maturities of investment securities, offset by an increase of $49.8 million in the net increase in loans.

Net cash flows provided by the Company’s financing activities (i.e. cash flows primarily from net increases (decreases) in deposits and net FHLB advances) was $21.6 million and $169.5 million for the three months ended December 31, 2005 and 2004, respectively.  The decrease in cash flows for the three months ending December 31, 2005 was primarily due to a $200.0 million decrease in the net cash flows from deposits, partially offset by a $50.0 million increase in net proceeds of long-term debt.

CONTRACTUAL OBLIGATIONS

The following table shows the aggregated amounts at December 31, 2005 of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Within one year	One through three years	Three through five years	More than five years	Total

	(In thousands)
FHLB advances	$5,000	$90,000	$—	$550,468	$645,468
Operating leases	351	453	170	1,119	2,093
Purchase obligations	4,774	2,595	95	—	7,464

Total	$10,125	$93,048	$265	$551,587	$655,025

Outstanding commitments to fund mortgage loans to be held for investment purposes (excluding loans in process), that generally expire in 60 days, amounted to approximately $36.7 million as of December 31, 2005. In addition, as of December 31, 2005, the Company had outstanding commitments of $128.2 million to certain homebuilders on a variable rate and home-by-home basis, subject to underwriting and product approval by the Company.  Outstanding commitments to fund other loans as of December 31, 2005 were approximately $200,000.

The Company expects to contribute approximately $1.6 million for fiscal year 2006 for its non-contributory defined benefit pension plan.  The Company also has an unfunded supplemental executive retirement plan for the benefit of Michael J. Brown, Sr.  The liability related to this plan was $1.7 million as of December 31, 2005.

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

The following table sets forth information regarding the Company’s nonaccrual loans and foreclosed real estate at the dates indicated:

	December 31, 2005	September 30, 2005

	(Dollars in thousands)
Nonaccrual mortgage loans:
Delinquent less than 90 days	$555	$558
Delinquent 90 days or more	1,330	1,059

Total	1,885	1,617

Nonaccrual other loans:
Delinquent less than 90 days	426	426
Delinquent 90 days or more	304	139

Total nonperforming loans	2,615	2,182
Real estate owned, net of related allowance	3	8

Total nonperforming assets	$2,618	$2,190

Nonperforming loans to total net loans	.11%	.10%
Total nonperforming assets to total assets	.09%	.07%
Allowance for loan losses to total net loans	.85%	.87%
Allowance for loan losses to nonperforming loans	772.35%	904.99%
Allowance for loan losses to classified loans	414.83%	459.55%

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

The Company’s assets consist primarily of fixed-rate, variable rate and floating rate loans and fixed-rate mortgage-backed securities.  These assets are funded by customer deposits and borrowings from the FHLB.  Customer deposits are comprised of non-maturity transaction accounts, passbook accounts and certificate accounts.  The Company believes that the non-maturity transaction accounts and passbook accounts provide a stable source of funding even during periods of rising interest rates.  Historically, balances in these accounts have been relatively insensitive to changes in interest rates.  The Company also uses long-term borrowings from the FHLB as a means of managing exposure to higher interest rates.

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

Item 4.	Controls and Procedures.

Based on their evaluation, the Company’s Chief Executive Officer, Michael J. Brown, Sr. and Chief Financial Officer, H. Michael Callahan, have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of December 31, 2005 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the last fiscal quarter, there have been no changes in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect the internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

During 2005, a suit was filed against the Company by an employee alleging that the Company engaged in discriminatory employment practices.  The case was filed on March 10, 2005 and is pending in the Circuit Court for the 18th Judicial Circuit in and for Brevard County. The suit seeks no specific claim for damages.  Management has indicated its plans to vigorously contest this suit and believes that the loss, if any, resulting from the suit will not have a material impact on the Company’s financial position, results of operations, or cash flows in future years.

There are other various claims and lawsuits in which the Company is periodically involved incident to the Company’s business.  In the opinion of management, no material loss is anticipated from any such pending claims or lawsuits.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the Company’s treasury stock purchases for the quarter ended December 31, 2005:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced stock repurchase plan	Maximum number of shares that may yet be purchased under the publicly announced plan

October	1,996	35.15	—	734,800
November	—	—	—	734,800
December	1,318	38.88	—	734,800

The current stock repurchase program permits repurchases of up to 1.2 million shares through October 13, 2006.  The Company purchased no shares under this plan during the quarter.  In addition to its public announced plan, the Company from time to time purchases shares from participants in its stock options plans and restricted stock award plans pursuant to terms of the plans permitting participants at their discretion to use shares to pay federal income tax withholding liabilities.  Those shares are purchased at fair market value at the time the transactions occur.  The Company purchased 3,314 of these shares during the quarter ended December 31, 2005.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The exhibits listed below are included with this Report or are incorporated herein by reference to an identified document previously filed with the Securities and Exchange Commission as set forth parenthetically.

3(i)	*Certificate of Incorporation of Registrant (Exhibit 3.3 to Pre-effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-37275 filed November 10, 1997)

3(ii)	*Bylaws of Registrant (Exhibit 3.4 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-37275, filed November 10, 1997)

10(i)	*Employment contract with Michael J. Brown, Sr. (Exhibit 10(a) to the Registration Statement on Form S-4 filed December 20, 1996)

10(ii)	*1994 Incentive Stock Option Plan (Exhibit 10(b) to the Registration Statement on Form S-4 filed December 20, 1996)

10(iii)	*1994 Stock Option Plan for Outside Directors (Exhibit 10(c) to the Registration Statement on Form S-4 filed December 20, 1996)

10(iv)	*Harbor Federal Savings Bank Non-Employee Directors’ Retirement Plan (Exhibit 10(vi) to Form 10-Q for the quarter ended December 31, 1997 filed August 11, 1997)

10(v)	*Unfunded Deferred Compensation Plan for Directors (Exhibit 10(vii) to Form 10-K for the year ended September 30, 1998 filed December 24, 1998)

10(vi)	*1998 Stock Incentive Plan for Directors, Officers and Employees (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 26, 1998)

10(vii)	*Change of Control Agreements (Exhibit 10(vii) to Form 10-K for the year ended September 30, 2000 filed December 29, 2000)

10(viii)	*Change of Control Agreement (Exhibit 10(viii) to Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003)

10(ix)	*Change of Control Agreement (Exhibit 10(ix) to Form 10-K for the year ended September 30, 2003 filed December 29, 2003)

10(x)	*Amendment to employment contract with Michael J. Brown, Sr. (Exhibit 10(x) to Form 10-K for the year ended September 30, 2003 filed December 29, 2003)

10(xi)	*Amendments to Change of Control Agreements (Exhibit 10(xi) to Form 10-Q for the quarter ended June 30, 2004 filed August 13, 2004)

10(xii)	*Management Incentive Plan for fiscal year 2006 (Exhibit 10(xii) to Form 10-K for the year ended September 30, 2005 filed December 14, 2005)

10(xiii)	*Amendments to Change of Control Agreements (Exhibit 10(xiii) to Form 10-Q for the quarter ended March 31, 2005 filed May 10, 2005)

10(xiv)	*Change of Control Agreement (Exhibit 99 to Form 8-K filed May 17, 2005)

14.1	*Code of Ethics (Exhibit 14.1 to Form 10-K for the year ended September 30, 2003 filed December 29, 2003)

31.1	**Certification by Michael J. Brown, Sr., Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**Certification by H. Michael Callahan, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**Certification by Michael J. Brown, Sr., Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**Certification by H. Michael Callahan, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference.
**Included with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR FLORIDA BANCSHARES, INC.

Date: February 9, 2006	/s/

Michael J. Brown, Sr.
Chairman of the Board and
Chief Executive Officer

Date: February 9, 2006	/s/

H. Michael Callahan
Senior Vice President, Finance and
Chief Financial Officer