Form 10-Q
period 2006-03-31
HARBOR FLORIDA BANCSHARES INC
filed 2006-05-10
CIK 1029407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

As of April 21, 2006, there were 24,103,098 shares of the Registrant’s common stock outstanding.

HARBOR FLORIDA BANCSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (unaudited)
(In thousands)

	March 31, 2006	September 30, 2005

Assets:
Cash and amounts due from depository institutions	$77,895	$81,245
Interest-bearing deposits in other banks	46,463	23,689
Investment securities held to maturity	200	285
Investment securities available for sale	118,973	128,586
Mortgage-backed securities held to maturity	352,183	388,458
Loans held for sale	7,936	10,695
Loans, net	2,497,289	2,275,861
Accrued interest receivable	14,267	12,591
Premises and equipment, net	55,300	51,286
Federal Home Loan Bank stock	34,933	32,411
Goodwill	3,591	3,591
Other assets	4,728	3,487

Total assets	$3,213,758	$3,012,185

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits	$2,210,762	$2,056,307
Short-term borrowings	—	5,000
Long-term debt	640,463	590,473
Advance payments by borrowers for taxes and insurance	16,003	31,440
Income taxes payable	693	665
Other liabilities	7,774	7,789

Total liabilities	2,875,695	2,691,674

Stockholders’ Equity:
Preferred stock; $.10 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock; $.10 par value; authorized 70,000,000 shares; 32,111,718 shares issued and 24,080,316 outstanding at March 31, 2006 and 31,999,140 shares issued and 23,976,958 outstanding at September 30, 2005	3,211	3,200
Paid-in capital	211,794	208,024
Retained earnings	242,417	228,938
Accumulated other comprehensive loss, net	(827)	(1,052)
Common stock purchased by:
Employee stock ownership plan (ESOP)	(8,206)	(8,555)
Recognition and retention plan (RRP)	(1,621)	(1,681)
Treasury stock, at cost, 8,031,402 shares at March 31, 2006 and 8,022,182 shares at September 30, 2005	(108,705)	(108,363)

Total stockholders’ equity	338,063	320,511

Total liabilities and stockholders’ equity	$3,213,758	$3,012,185

See accompanying notes to condensed consolidated financial statements.

HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (unaudited)
(In thousands except per share data)

	Three months ended March 31,		Six months ended March 31,

	2006	2005	2006	2005

Interest income:
Loans	$43,468	$33,876	$84,502	$66,256
Investment securities	1,285	1,350	2,491	2,410
Mortgage-backed securities	3,433	4,442	7,021	8,935
Other	299	248	930	645

Total interest income	48,485	39,916	94,944	78,246

Interest expense:
Deposits	12,320	6,868	23,236	13,515
Borrowings and debt	6,888	5,973	13,932	12,131

Total interest expense	19,208	12,841	37,168	25,646

Net interest income	29,277	27,075	57,776	52,600
Provision for loan losses	349	538	701	988

Net interest income after provision for loan losses	28,928	26,537	57,075	51,612

Other income:
Fees and service charges	4,722	4,091	9,300	7,763
Insurance commissions and fees	1,032	850	1,715	1,495
Income from real estate operations	53	45	98	93
Gain on sale of mortgage loans	665	564	1,542	1,032
(Loss) gain on disposal of premises and equipment	(12)	(8)	(15)	295
Other	16	7	33	14

Total other income	6,476	5,549	12,673	10,692

Other expense:
Compensation and employee benefits	8,550	7,828	17,080	15,313
Occupancy	2,356	1,877	4,654	3,672
Data processing services	1,146	966	2,206	1,812
Advertising and promotion	647	474	1,100	934
Professional fees	470	290	809	532
Other	1,846	1,838	3,718	3,488

Total other expense	15,015	13,273	29,567	25,751

Income before income taxes	20,389	18,813	40,181	36,553
Income tax expense	7,954	7,358	15,775	14,308

Net income	$12,435	$11,455	$24,406	$22,245

Net income per share
Basic	$0.54	$0.50	$1.06	$0.98

Diluted	$0.53	$0.49	$1.04	$0.96

See accompanying notes to condensed consolidated financial statements.

HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,

	2006	2005

Cash flows from operating activities:
Net income	$24,406	$22,245
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of premises and equipment	15	(295)
Gain on sale of real estate owned	(8)	(42)
Gain on sale of mortgage loans	(1,542)	(1,032)
Provision for loan losses	701	988
Provision for losses on real estate owned	—	15
Depreciation and amortization	810	613
Deferred income tax expense	523	110
Originations of loans held for sale	(58,815)	(41,687)
Proceeds from sale of loans held for sale	62,447	41,560
Increase in deferred loan fees and costs	2,695	3,812
Increase in accrued interest receivable	(1,676)	(550)
Increase in other assets	(1,246)	(24)
Increase (decrease) in income taxes payable	28	(5,936)
Decrease in other liabilities	(15)	(1,185)

Net cash provided by operating activities	28,323	18,592

Cash flows from investing activities:
Net increase in loans	(221,694)	(185,747)
Purchase of mortgage-backed securities	—	(55,145)
Proceeds from principal repayments of mortgage-backed securities	35,879	46,058
Proceeds from maturities and calls of investment securities held to maturity	85	155
Proceeds from maturities of investment securities available for sale	50,000	10,000
Purchase of investment securities available for sale	(40,000)	(39,954)
Proceeds from sale of real estate owned	63	143
Purchase of premises and equipment	(5,877)	(7,653)
Proceeds from disposal of premises and equipment	66	565
FHLB stock, net	(2,522)	(2,472)

Net cash used in investing activities	(184,000)	(234,050)

HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,

	2006	2005

Cash flows from financing activities:
Net increase in deposits	154,455	264,163
Net repayment of short-term borrowings	(5,000)	(5,785)
Net proceeds of long-term debt	50,000	30,000
Repayments of long-term debt	(10)	(9)
Decrease in advance payments by borrowers for taxes and insurance	(15,437)	(11,088)
Dividends paid	(10,927)	(8,166)
Tax benefit of stock plans credited to capital	1,099	439
Common stock options exercised	1,263	947
Purchase of treasury stock	(342)	(182)

Net cash provided by financing activities	175,101	270,319

Net increase in cash and cash equivalents	19,424	54,861
Cash and cash equivalents - beginning of period	104,934	74,875

Cash and cash equivalents - end of period	$124,358	$129,736

Supplemental disclosures:
Cash paid for:
Interest	$36,574	$25,561
Taxes	14,125	19,695
Noncash investing and financing activities:
Additions to real estate acquired in settlement of loans through foreclosure	66	92
Change in unrealized loss on securities available for sale	366	(1,319)
Change in deferred taxes related to securities available for sale	(141)	509
Distribution of RRP shares	60	56
Transfer to short-term borrowings from long-term debt	—	5,000
Non-accrual loan made available-for-sale	—	1,329

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	BASIS OF PRESENTATION

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

As of March 31, 2006, substantially all of the Company’s loans and investment in real estate owned are secured by real estate in the counties in which the Company has branch facilities: St. Lucie, Indian River, Brevard, Martin, Okeechobee, Lake, Seminole and Volusia Counties, Florida.  Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of real estate owned are susceptible to changes in market conditions in the above counties. Management believes that the allowances for losses on loans and real estate owned are adequate.  While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions, particularly in the above counties.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for losses on loans and real estate owned.  Such agencies may require the Company to recognize changes to the allowances based on their judgments about information available to them at the time of their examination.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” (“Statement 154”), which replaces APB 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB 28.”  Statement 154 changes the requirements for the accounting for and reporting of changes in accounting principles. It applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement that does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principles, unless it is impractical to determine either the period-specific or cumulative effects of the change.  Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.  The adoption of this standard did not have a material impact on the Company’s financial statements.

In November 2005, the FASB issued Staff Position (FSP) No. FAS 115-1 and FAS 124-1, “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”).  FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of the impairment loss.   It is effective for periods beginning after December 15, 2005 with earlier application permitted.  Implementation of this guidance did not have a material impact on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  It is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140”.  This statement requires entities to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.  This statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits a choice of either the amortization or fair value measurement method for subsequent measurements.  It is effective after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  Management is currently evaluating the impact of adoption of Statement 156 on its financial position and results of operations.

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

Had compensation cost for the Company’s stock-based compensation plans been accounted for during the three and six months ended March 31, 2005 in accordance with the fair value based method in Statement 123R, which is a revision of Statement No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three months ended March 31, 2005	Six months ended March 31, 2005

	(In thousands except per share data)
Net income - As reported	$11,455	$22,245
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	(111)	(232)

Pro forma net income	$11,344	$22,013

Net income per share - basic
As reported	$0.50	$0.98
Pro forma	0.50	0.97
Net income per share - diluted
As reported	0.49	0.96
Pro forma	0.49	0.95

During the three and six months ended March 31, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of Statement 123R. Results for prior periods have not been restated. The effect of recording stock-based compensation for the three and six month period ended March 31, 2006 was as follows:

	Three months ended March 31, 2006	Six months ended March 31, 2006

Income before stock-based compensation expense	$12,533	$24,614
Less: total stock-based compensation expense (net of forfeitures and net of related tax of $8,000 for the quarter and $15,000 for the year)	(98)	(208)

Net income as reported	$12,435	$24,406

Net income per share - basic
As reported	$0.54	$1.06
Pro forma earnings per share if stock-based compensation had been accounted for in accordance with APB 25	0.54	1.07
Net income per share - diluted
As reported	0.53	1.04
Pro forma earnings per share if stock-based compensation had been accounted for in accordance with APB 25	0.53	1.05

As required by Statement 123R, management has made an estimate of expected forfeitures and the Company recognized compensation costs only for those equity awards expected to vest.

During the six months ended March 31, 2006, the Company granted 50,500 stock options with an estimated total grant-date fair value of $653,975.  As of March 31, 2006, there was $1.6 million of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 4.6 years.

Valuation Assumptions

The following per share weighted average fair values of stock options granted during the three and six months ended March 31, 2006 and 2005 were calculated using a lattice option-pricing model and the following weighted average assumptions:

	Three months ended March 31,		Six months ended March 31,

	2006	2005	2006	2005

Options granted	48,500	7,500	50,500	20,000
Grant date fair value	$12.97	$10.83	$12.95	$11.32
Exercise price	$38.47	$34.23	$38.37	$34.93
Risk free interest rate	4.59%	4.06%	4.59%	3.79%
Expected term (years)	6	5	6	6
Expected volatility	26.58%	25.38%	26.58%	25.89%
Expected dividend	2.21%	$1.11	2.20%	$1.01

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

Expected Dividend: The expected dividend is expressed as a constant dividend yield in the lattice model.  Prior to September 30, 2005, the Company used expected dividend amounts, which assumed future dividend increases.

Stock Option Plans

The Company’s Stock Incentive Plans authorize the granting of options to purchase common stock.  These stock option plans are for the benefit of directors, officers, and other employees of the Company.  The stock options vest in equal installments over varying periods not to exceed 10 years, depending upon the individual’s position in the Company.  At March 31, 2006, 78,874 shares were available for future awards.

The following is a summary of stock option activities during the six months ended March 31, 2006:

	Shares	Weighted average exercise price	Aggregate intrinsic value

			(in thousands)
Options:
Outstanding at September 30, 2005	867,621	$14.10
Granted	50,500	38.37
Exercised	(112,578)	11.22
Forfeited	(5,250)	31.18

Outstanding at March 31, 2006	800,293	$15.92	$17,565

Options exercisable at March 31, 2006	444,791		$11,435

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding at March 31, 2006	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at March 31, 2006	Weighted average exercise price

$10.69 to 12.00	462,342	2.5	$10.75	317,502	$10.70
12.38 to 14.63	102,915	4.4	13.38	84,640	13.48
15.06 to 16.35	43,023	5.6	16.02	11,639	15.75
17.00 to 20.10	30,834	6.0	20.02	18,000	20.10
21.13 to 27.05	53,409	6.8	23.15	9,010	21.33
27.06 to 31.46	20,270	7.8	30.56	1,000	30.22
31.47 to 36.32	41,000	8.9	35.13	3,000	34.40
36.33 to 39.51	46,500	9.8	38.54	—	0.00

Total	800,293	4.2	$15.92	444,791	$12.16

The total grant date fair value of shares that vested during the three and six months ended March 31, 2006 was approximately $1.1 million and $1.7 million, respectively.

(3)	NET INCOME PER SHARE

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six months ended March 31, 2006 and 2005.  Adjustments have been made to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.

	Three months ended March 31,		Six months ended March 31,

	2006	2005	2006	2005

Net income	$12,435,118	$11,455,226	$24,406,002	$22,245,025

Weighted average common shares outstanding:
Shares outstanding	23,912,878	23,668,166	23,880,166	23,635,914
Less: weighted average uncommitted ESOP shares	(832,046)	(901,886)	(840,778)	(910,587)

Total	23,080,832	22,766,280	23,039,388	22,725,327

Basic net income per share	$0.54	$0.50	$1.06	$0.98

Weighted average common shares outstanding	23,080,832	22,766,280	23,039,388	22,725,327
Additional dilutive shares related to stock options	399,180	535,723	396,309	533,351

Total weighted average common shares and equivalents outstanding for diluted earnings per share computation	23,480,012	23,302,003	23,435,697	23,258,678

Diluted net income per share	$0.53	$0.49	$1.04	$0.96

Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period.

(4)	INVESTMENT AND MORTGAGE BACKED SECURITIES

The amortized cost and estimated market value of investment and mortgage-backed securities at March 31, 2006 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value

	(In thousands)
Available for sale:
FHLB notes	$100,017	$—	$812	$99,205
FNMA notes	20,000	—	257	19,743

	120,017	—	1,069	118,948
Equity securities	25	—	—	25

	120,042	—	1,069	118,973

Held to maturity:
Municipal securities	200	22	—	222

	200	22	—	222

FHLMC mortgage-backed securities	210,100	169	10,847	199,422
FNMA mortgage-backed securities	142,083	224	6,650	135,657

	352,183	393	17,497	335,079

	$472,425	$415	$18,566	$454,274

The amortized cost and estimated market value of investment and mortgage-backed securities at September 30, 2005 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value

	(In thousands)
Available for sale:
FHLB notes	$100,003	$—	$1,055	$98,948
FNMA notes	19,993	—	366	19,627
FFCB note	10,000	—	14	9,986

	129,996	—	1,435	128,561
Equity securities	25	—	—	25

	130,021	—	1,435	128,586

Held to maturity:
Municipal securities	285	31	—	316

	285	31	—	316

FHLMC mortgage-backed securities	231,649	395	5,931	226,113
FNMA mortgage-backed securities	156,809	491	3,553	153,747

	388,458	886	9,484	379,860

	$518,764	$917	$10,919	$508,762

The amortized cost and estimated market value of debt securities at March 31, 2006 and September 30, 2005 by contractual maturity are shown below.  Actual maturities of investment securities may be substantially shorter than contractual maturities because issuers may have the right to call obligations without penalties. The average expected life of mortgage-backed securities may be substantially shorter than contractual maturity because borrowers may prepay or payoff underlying mortgages with or without prepayment penalties.

	March 31, 2006		September 30, 2005

	Amortized cost	Estimated market value	Amortized cost	Estimated market value

	(In thousands)
Investment Securities:
Available for sale:
Due in one year or less	$60,017	$59,574	$99,996	$99,268
Due in one to five years	60,000	59,374	30,000	29,293

	120,017	118,948	129,996	128,561

Held to maturity:
Due in one year or less	—	—	85	85
Due in five to ten years	200	222	200	231

	200	222	285	316

Mortgage-backed Securities:
Held to maturity:
Due in one year or less	891	893	—	—
Due in one to five years	301,542	285,356	188,512	183,238
Due in five to ten years	32,429	31,266	180,151	176,222
Due after ten years	17,321	17,564	19,795	20,400

	352,183	335,079	388,458	379,860

	$472,400	$454,249	$518,739	$508,737

As of March 31, 2006, the Company had pledged mortgage-backed securities with a market value of $39,584,000 and a carrying value of $41,871,000 to collateralize the public funds on deposit.  The Company had also pledged mortgage-backed securities with a market value of $4,443,000 and a carrying value of $4,352,000 to collateralize treasury, tax and loan accounts as of March 31, 2006.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006, were as follows:

	Less than 12 months		12 months or more		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

	(In thousands)
Available for sale Agency securities	$39,866	$134	$79,082	$935	$118,948	$1,069
Held to maturity Mortgage-backed securities	—	—	310,137	17,497	310,137	17,497

Total	$39,866	$134	$389,219	$18,432	$429,085	$18,566

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

(5)	LOANS

          Loans are summarized below:

	March 31, 2006	September 30, 2005

	(In thousands)
Mortgage loans:
Construction 1-4 family	$436,462	$435,681
Permanent 1-4 family	1,278,105	1,194,665
Multi-family	44,167	34,516
Nonresidential	284,177	271,195
Land	350,687	308,222

Total mortgage loans	2,393,598	2,244,279

Other loans:
Commercial	87,536	89,079
Home equity lines of credit	78,506	74,190
Other consumer secured by real estate	138,009	123,622
Other consumer	48,759	47,047

Total other loans	352,810	333,938

Total loans	2,746,408	2,578,217

Less:
Loans in process	217,518	271,007
Net deferred loan fees and discounts	11,069	11,601
Allowance for loan losses	20,532	19,748

	249,119	302,356

Total loans, net	$2,497,289	$2,275,861

An analysis of the allowance for loan losses follows:

	Three months ended March 31,		Six months ended March 31,

	2006	2005	2006	2005

	(In thousands)
Beginning balance	$20,194	$18,246	$19,748	$17,802
Provision for loan losses	349	538	701	988
Charge-offs	(13)	(23)	(30)	(41)
Recoveries	2	61	113	73

Ending balance	$20,532	$18,822	$20,532	$18,822

The Company evaluates impaired loans based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral dependent loan.  To the extent that an impaired loan’s value is less than the loan’s recorded investment, a specific allowance is recorded.  The Company has recorded specific allowances of $291,000 and $243,000, respectively, at March 31, 2006 and September 30, 2005.

The investment in impaired loans, other than those evaluated collectively for impairment, was $6,448,000 and $4,213,000 at March 31, 2006 and September 30, 2005 respectively.

At March 31, 2006 and September 30, 2005, loans with unpaid principal balances of approximately $2,858,000 and $2,182,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status.  As of March 31, 2006 and September 30, 2005, approximately $1,823,000 and $1,144,000, respectively, of loans 90 days or more contractually delinquent were in the process of foreclosure.

(6)	COMPREHENSIVE INCOME

The following table sets forth the components of the Company’s comprehensive income:

	Three months ended March 31,		Six months ended March 31,

	2006	2005	2006	2005

	(In thousands)
Net income	$12,435	$11,455	$24,406	$22,245
Other comprehensive gain (loss):
Net unrealized gains (losses)	165	(780)	366	(1,319)
Tax effect	(64)	301	(141)	509

Other comprehensive gain (loss), net of tax	101	(479)	225	(810)

Comprehensive income	$12,536	$10,976	$24,631	$21,435

(7)	TRANSFERS OF FINANCIAL ASSETS AND SERVICING RIGHTS RETAINED

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

The Company recognized gains on sales of mortgage loans of $1,542,000 and $1,032,000, respectively, for the six months ended March 31, 2006 and 2005.

The Company receives fees for servicing activities on loans it has sold.  These activities include, but are not limited to, collecting principal, interest and escrow payments from borrowers; paying taxes and insurance from escrowed funds; monitoring delinquencies; and accounting for and remitting principal and interest payments. To the extent that the servicing fees exceed or do not provide adequate compensation for the services provided, the Company records a servicing asset or liability for the fair value of the servicing retained.  The Company’s recorded servicing asset at March 31, 2006 was $664,000.  Prior to October 1, 2005, the Company considered the servicing fees received to be just adequate compensation for the services provided and the recorded servicing asset was $-0- at September 30, 2005.

(8)	PENSION PLAN

The Company has a non-contributory defined benefit pension plan (the “Pension Plan”) covering all full-time employees hired before January 1, 2003 who have attained one year of service.  The Pension Plan is a multi-employer plan.  Separate actuarial valua-tions are not made for each employer nor are plan assets so segregated.  The Company elected to freeze the benefits under the Pension Plan to all participants effective June 30, 2004. The Company expects to contribute approximately $1.6 million for fiscal year 2006.  The Company recorded pension expense of approximately $803,000 and $433,000 for the six months ended March 31, 2006 and 2005, respectively.

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

Overview

The Company owns 100% of the common stock of Harbor Federal Savings Bank (“the Bank”), a federal savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC).  The Bank provides a wide range of banking and certain insurance services but is principally engaged in the business of attracting deposits predominately from the communities it serves and using these and other funds to originate primarily residential, consumer and commercial real estate loans.  The Company’s results of operations are highly dependent on net interest income.  Net interest income is a function of the balances of loans and investments (“interest-bearing assets”) outstanding in any one period, the yields earned on such loans and investments, and the interest incurred on deposits and borrowed funds (“interest-bearing liabilities”) that were out-standing in that same period.  The Company’s noninterest income consists primarily of fees and service charges, insurance commissions, gains on sale of mortgage loans, and, depending on the period, gains on sale of premises and equipment, gains on sale of securities and real estate operations which have either provided income or loss.  The results of operations are also significantly impacted by the amount of provisions for loan losses, which, in turn, is dependent upon, among other things, the size and makeup of the loan portfolio, loan quality, and other credit trends.  The noninterest expenses consist primarily of employee compensation and benefits, occupancy expense and data processing services.  Results of operations are affected by general economic and competitive conditions, including changes in prevailing interest rates and the policies of regulatory agencies.

The Company attempts to manage its assets and liabilities in a manner that stabilizes net interest income and net economic value under a broad range of interest rate environments.  This is accomplished by matching maturity and repricing periods on loans and investments to maturity and repricing periods on deposits and borrowings.

The Company currently utilizes the following strategies to reduce interest rate risk: (a) the Company seeks to originate and hold in its portfolio adjustable rate loans which have periodic interest rate adjustments; (b) the Company sells a portion of newly originated fixed rate residential mortgage loans; (c) the Company seeks to lengthen the maturities of deposits when deemed cost effective through the pricing and promotion of certificates of deposits; (d) the Company seeks to attract low cost checking and transaction accounts which tend to be less interest rate sensitive when interest rates rise; and (e) the Company utilizes long term Federal Home Loan Bank (“FHLB”) advances to fund the origination of fixed rate loans.The Company also maintains a high level of liquid assets consisting of short-term securities as well as medium-term securities.  These securities have expected average lives in the two to three-year range.  Management expects that cash flow from investment maturities and repayments can be reinvested at higher yields in a rising interest rate environment.

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

There were no significant changes in the estimation methods or fundamental assumptions used in the calculation of the allowance for loan losses at March 31, 2006, compared to September 30, 2005.  Furthermore, there was no reallocation of the allowance from September 30, 2005.  While the Company’s management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on unforeseen changes in economic conditions which could impact borrowers or markets.

Mortgage Servicing Rights.  Mortgage servicing rights (MSRs) represent the right to service loans for others, whether acquired directly or in conjunction with the acquisition of mortgage loan assets.  The Company receives fees for servicing activities on loans it has sold.  As the loans are sold, their total cost is allocated between MSRs and the loans, based on their relative fair values.  MSRs are amortized over the expected life of the loans serviced, including expected prepayments, using a method that approximates the level yield method.  The carrying value of MSRs is periodically evaluated for impairment based on the difference between the carrying value of such rights and their current fair value.  For purposes of measuring impairment, which is recorded through the use of a valuation reserve, MSRs are stratified based upon interest rates, whether such rates are fixed or variable and upon other loan characteristics.  The evaluation of future net servicing income is based on a discounted and disaggregated methodology.

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

Results of Operations

Comparisons of quarterly results of operations in this section are between the three and six months ended March 31, 2006 and March 31, 2005.

General.   Diluted earnings per share for its second fiscal quarter ended March 31, 2006 increased 8.2% to 53 cents per share on net income of $12.4 million, compared to 49 cents per share on net income of $11.5 million for the same period last year.  Diluted earnings per share for the six months ended March 31, 2006 increased 8.3% to $1.04 per share on net income of $24.4 million, compared to 96 cents per share on net income of $22.2 million for the same period last year.  The increases for both the quarter and fiscal year to date were due primarily to increased net interest income, resulting from an increase in average interest-earning assets due primarily to originations of loans. This growth was funded primarily with deposits, FHLB advances and repayments of mortgage-backed securities. The increases in net interest income were supplemented by increased other income and partially offset by increased other expense for both periods.

This fiscal year, the Company will expand its branch network from 37 to more than 40 offices in furtherance of its strategic goal of entering new markets that complement the Company’s existing footprint.  The Company intends to continue to expand its branch network by opening between three and five additional offices each year for the next several years.

Net Interest Income.   Net interest income increased 8.1% to $29.3 million for the quarter ended March 31, 2006, from $27.1 million for the quarter ended March 31, 2005.  For the six months ended March 31, 2006, net interest income increased 9.8% to $57.8 million from $52.6 million for the same period last year.  The increases for the three and six month period were primarily a result of a 10.7% and 11.0% increase, respectively, in average interest-earning assets primarily due to originations of loans funded with deposits, FHLB advances and repayments of mortgage-backed securities.

The following table presents the average balances of, and the interest and dividends earned on, each major class of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2006 and 2005.  No tax equivalent adjustments were made.  Average balances represent average daily balances. The yields and costs include fees that are considered adjustments to yield.

	Three months ended March 31,

		2006			2005

	Average Balance	Interest & Dividend	Yield/ Rate	Average Balance	Interest & Dividend	Yield/ Rate

			(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$27,443	$299	4.36%	$42,969	$248	2.31%
Investment securities	145,558	1,285	3.55	189,305	1,350	2.86
Mortgage-backed securities	359,701	3,432	3.82	463,090	4,442	3.84
Mortgage loans	2,110,170	36,687	6.98	1,719,127	28,679	6.69
Other loans	353,091	6,782	7.79	292,916	5,197	7.20

Total interest-earning assets	2,995,963	48,485	6.50	2,707,407	39,916	5.92
Total noninterest-earning assets	129,236			116,958

Total assets	$3,125,199			$2,824,365

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$779,497	$1,584	0.82%	$857,918	$1,072	0.51%
Savings	192,037	362	0.76	199,859	139	0.28
Official checks	20,103	0	0	21,807	0	0
Certificate accounts	1,131,452	10,374	3.72	869,188	5,657	2.64

Total deposits	2,123,089	12,320	2.35	1,948,772	6,868	1.43
FHLB advances	640,820	6,888	4.30	551,541	5,967	4.33
Other borrowings	0	0	0	488	6	4.60

Total interest-bearing liabilities	2,763,909	19,208	2.80	2,500,801	12,841	2.07
Noninterest bearing liabilities	29,507			26,290

Total liabilities	2,793,416			2,527,091
Stockholders’ equity	331,783			297,274

Total liabilities and stockholders’ equity	$3,125,199			$2,824,365

Net interest income/interest rate spread		$29,277	3.70%		$27,075	3.85%

Net interest-earning assets/ net interest margin	$232,054		3.92%	$206,606		4.01%

Interest-earning assets to interest-bearing liabilities			108.40%			108.26%

For the quarter ended March 31, 2006, total interest income increased 21.5% or $8.6 million from the same period last year.  This increase was primarily a result of 10.7% increase in average interest-earning assets over the comparable period in 2005, supplemented by a 58 basis point increase in yield on interest- earning assets.  Average total loans increased 22.4% from the same period last year, reflecting continued strong originations as a result of expansion and growth in the Bank’s primary markets. This increase in total loans was funded primarily with certificate accounts, repayments of mortgage-backed securities and FHLB advances.

Total interest expense increased $6.4 million or 49.6% from the quarter ended March 31, 2005.  This increase was primarily due to a 10.5% increase in interest-bearing liabilities, primarily certificate accounts and FHLB advances, supplemented by a 73 basis point increase in the cost of interest-bearing liabilities.  The average balance of certificate accounts increased to 53.3% of total deposits from the same quarter last year, reflecting customers’ increased preference for longer-term deposit products in a higher interest rate environment.  The Company has used selective programs to attract additional certificate accounts as a longer-term, fixed-rate funding source to offset anticipated increases in rates.

The net interest margin decreased 9 basis points to 3.92% due primarily to the cost of interest-bearing liabilities rising faster than the yield on interest-earning assets in a rising interest rate environment.

The following table presents the average balances of, and the interest and dividends earned on, each major class of interest-earning assets and interest-bearing liabilities for the six months ended March 31, 2006 and 2005.  No tax equivalent adjustments were made.  Average balances represent average daily balances. The yields and costs include fees that are considered adjustments to yield.

	Six months ended March 31,

		2006			2005

	Average Balance	Interest & Dividend	Yield/ Rate	Average Balance	Interest & Dividend	Yield/ Rate

			(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$45,222	$930	4.07%	$62,204	$645	2.05%
Investment securities	148,178	2,491	3.37	177,030	2,410	2.72
Mortgage-backed securities	368,799	7,021	3.81	465,064	8,935	3.84
Mortgage loans	2,058,798	71,202	6.92	1,681,659	56,145	6.68
Other loans	346,206	13,300	7.70	286,588	10,111	7.08

Total interest-earning assets	2,967,203	94,944	6.40	2,672,545	78,246	5.86
Total noninterest-earning assets	128,380			114,015

Total assets	$3,095,583			$2,786,560

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$806,645	$3,392	0.84%	$834,214	$2,124	0.51%
Savings	192,040	681	0.71	192,350	267	0.28
Official checks	23,127	0	0	21,841	0	0
Certificate accounts	1,076,394	19,163	3.57	858,962	11,124	2.60

Total deposits	2,098,206	23,236	2.22	1,907,367	13,515	1.42
FHLB advances	636,814	13,932	4.33	552,498	12,115	4.34
Other borrowings	0	0	0	555	16	6.24

Total interest-bearing liabilities	2,735,020	37,168	2.71	2,460,420	25,646	2.08
Noninterest bearing liabilities	33,121			32,940

Total liabilities	2,768,141			2,493,360
Stockholders’ equity	327,442			293,200

Total liabilities and stockholders’ equity	$3,095,583			$2,786,560

Net interest income/interest rate spread		$57,776	3.69%		$52,600	3.78%

Net interest-earning assets/ net interest margin	$232,184		3.91%	$212,126		3.95%

Interest-earning assets to interest-bearing liabilities			108.49%			108.62%

For the six months ended March 31, 2006, total interest income increased 21.3% or $16.7 million from the six months ended March 31, 2005, primarily due to an 11.0% increase in average interest-earning assets supplemented by a 54 basis point increase in yield on interest-earning assets.  Average total loans for the six months ended March 31, 2006 increased 22.2% from the same period last year, reflecting continued strong originations as a result of expansion and growth in the Bank’s primary markets. This increase in total loans was funded primarily with certificate accounts, repayments of mortgage-backed securities and FHLB advances.

Total interest expense for the six months ended March 31, 2006 increased $11.5 million or 44.9% from the same period last year.  This increase was primarily due to an 11.2% increase in interest-bearing liabilities, primarily in certificate accounts and FHLB advances, and a 63 basis point increase in the cost of interest-bearing liabilities.  The average deposit composition changed to 48.7% and 51.3% of core deposits and certificate accounts, respectively, for the six months ended March 31, 2006 from 55.0% and 45.0%, respectively, for the same period last year.  The increase in certificate accounts is primarily due to increased customer preference for longer-term deposit products and the Company’s selective programs designed to attract longer-term fixed rate deposits.

The net interest margin decreased 4 basis points to 3.91% due primarily to the cost of interest-bearing liabilities rising faster than the yield on interest-earning assets in a rising interest rate environment.

Provision for Loan Losses.   The determination of the allowance for loan losses is considered by management to be a critical accounting policy and is based upon estimates made by management.

Provision for loan losses was $349,000 and $701,000, respectively, for the three and six months ended March 31, 2006, compared to $538,000 and $988,000 for the same periods last year.  The provision for the quarter ended March 31, 2006 was comprised of a charge of $200,000 due to an increase in the level of classified loans (primarily consumer and residential loans), $138,000 due to increased credit risk resulting from growth in the loan portfolio (primarily residential and consumer loans), and $11,000 in net charge-offs.  The provision for the six months ended March 31, 2006 was comprised of a charge of $389,000 due to an increase in the level of classified loans (primarily consumer and residential loans) and $394,000 due to increased credit risk resulting from growth in the loan portfolio (primarily residential and consumer loans), partially offset by $82,000 in net recoveries.

Nonperforming loans increased to $2.9 million at March 31, 2006 from $2.2 million at September 30, 2005.  The ratio of the allowance for loan losses to total net loans decreased to 0.82% as of March 31, 2006, from 0.91% for the same period last year.  The allowance for loan losses remains sufficient to cover losses inherent in the loan portfolio.

Other Income.   Other income increased to $6.5 million for the quarter ended March 31, 2006, compared to $5.5 million for the quarter ended March 31, 2005.  This increase was due primarily to increases of $631,000 in loan and deposit related fees and service charges, $182,000 in insurance commission and fees, and $101,000 in gain on sale of mortgage loans.  The increase in fees and service charges was primarily due to growth in transaction accounts.  The increase in insurance commission and fees was due to fees from sale of insurance products.  The increase in gain on sale of mortgage loans was primarily due to the value assigned to mortgage servicing rights on loans sold during the quarter ended March 31, 2006. The Company sells loans in order to reduce interest rate risk by limiting the growth of long-term fixed rate loans held in its portfolio.

For the six months ended March 31, 2006, other income increased 18.5% to $12.7 million from $10.7 million for the same period last year.  This increase was primarily due to increases of $1.5 million in loan and deposit related fees and service charges, $510,000 in gain on sale of mortgage loans, and $220,000 in insurance commission and fees, partially offset by a decrease of $310,000 in gain on disposal of premises and equipment.  The increase in fees and service charges was primarily due to growth in transaction accounts and lower than usual fees earned in the six months ended March 31, 2005.  The impact of the two hurricanes that hit the Treasure Coast in September 2004 resulted in lower levels of loan originations, loan sales and fee income during the quarter ended December 31, 2004.  The increase in gain on sale of mortgage loans was primarily due to the value assigned to mortgage servicing rights on loans sold during the six months ended March 31, 2006.  The increase in insurance commission and fees was attributable to an increase in fees from sales of insurance products.  The gain on disposal of premises and equipment in the six months ended March 31, 2005 was due to insurance proceeds received on hurricane damaged premises and equipment.

Other Expenses.   Other expense increased to $15.0 million for the quarter ended March 31, 2006, from $13.3 million for the quarter ended March 31, 2005.  This increase was due primarily to increases of $722,000 in compensation and benefits, $479,000 in occupancy, $180,000 in data processing services, $180,000 in professional fees and $173,000 in advertising and promotion.  The increase in compensation and benefits was primarily due to additional staff required to support the growth in loans and deposits, a $94,000 increase in pension expense and $106,000 in stock option expense due to the implementation of Statement 123R.  The increases in occupancy, data processing services and advertising and promotion were primarily due to growth in loans and deposits and expenses incurred in the opening of new branches. The increase in professional fees was primarily due to additional audit fees.

For the six months ended March 31, 2006, other expense increased $3.8 million to $29.6 million, from $25.8 million for the comparable period last year.  The increase was due primarily to increases of $1.8 million in compensation and benefits, $982,000 in occupancy, $394,000 in data processing services, and $277,000 in professional fees.  The increase in compensation and benefits was due to additional staff required to support the growth in loans and deposits, a $370,000 increase in pension expense and $223,000 in stock option expense due to the implementation of Statement 123R.  Increases in occupancy, data processing services, advertising and promotion and other were primarily due to growth in loans and deposits and expenses incurred in the opening of new branches.   The increase in professional fees was primarily due to additional audit and legal fees.

Income Taxes.   Income tax expense was $8.0 million and $7.4 million for the quarters ended March 31, 2006 and 2005, respectively.  The effective tax rate was 39.0% for the quarter ended March 31, 2006 and 39.1% for the same period last year.  For the six months ended March 31, 006 and 2005, income tax expense was $15.8 million and $14.3 million, respectively.  The effective tax rate was 39.3% and 39.1%, respectively, for the six months ended March 31, 2006 and 2005.

Financial Condition

Comparisons of financial condition in this section are from the end of the preceding fiscal year to March 31, 2006.

Total assets increased to $3.214 billion at March 31, 2006, from $3.012 billion at the fiscal year ended September 30, 2005.  The increase was due primarily to increases in loans and interest-bearing deposits in other banks, partially offset by decreases in mortgage-backed securities and investment securities.

Interest-bearing deposits in other banks increased to $46.5 million at March 31, 2006, from $23.7 million at September 30, 2005.  This increase was due primarily to an increase in funds on deposit at the FHLB.

Investment securities available for sale decreased to $119.0 million at March 31, 2006, from $128.6 million at September 30, 2005.  The decrease was due primarily to maturities of $50.0 million, offset by purchases of $40 million.

Mortgage-backed securities decreased to $352.2 million at March 31, 2006, from $388.5 million at September 30, 2005.  The decrease was due primarily to repayments of $35.9 million, which were used primarily to fund the origination of loans.

For the six month period ended March 31, 2006, total net loans increased $221.4 million or 9.7% due primarily to net increases of $134.8 million in residential one-to-four family mortgage loans, $42.6 million in land loans, $12.8 million in nonresidential mortgage loans, $10.2 million in multifamily loans, and $20.5 million in consumer loans.  These increases were a result of increased expansion and growth in the Bank’s primary markets.  Loan originations, while strong in all markets, declined from the historically high levels of the past year.  As a result, total loan originations for the six months ended March 31, 2006 were 8.3% lower than originations for the same period in 2005.  This decrease was due to a combination of higher interest rates, a decline in storm related reconstruction, and somewhat lower consumer demand.

Deposits increased 7.5% to $2.211 billion from $2.056 billion at September 30, 2005 due to an increase of $159.9 million in certificate accounts partially offset by a net decrease of $5.5 million in core deposits (transaction and savings accounts).  The Company has used selective programs to attract additional certificate accounts as a longer term, fixed-rate funding source to offset anticipated increases in rates.  Certificate account growth also reflected customers’ increased preference for longer-term deposit products in a higher interest rate environment.  The Company continues to emphasize growth in transaction accounts.

FHLB advances increased to $640.5 million at March 31, 2006 from $595.5 at September 30, 2005.  The increase was due to $50.0 million of new long-term fixed rate advances, callable in 2010, offset by maturities of $5.0 million.  The advances were taken in order to fund the origination of loans.

Stockholders’ equity increased to $338.1 million at March 31, 2006, from $320.5 million at September 30, 2005. The increase is due primarily to $24.4 million of earnings for the six months partially offset by $10.9 million of dividends paid and a $3.8 million increase in paid in capital, primarily as a result of amortization and tax benefits of stock benefit plans.

At March 31, 2006, the Bank exceeded all regulatory capital requirements as follows:

	Actual		For capital adequacy purpose		To be well capitalized under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(Dollars in thousands)
Total capital (to risk-weighted assets)	$336,428	16.01%	$168,161	>8.0%	$207,348	>10.0%
Tier I (core) capital (to risk-weighted assets)	316,914	15.08%	63,060	>3.0%	124,409	> 6.0%
Tier I (core) capital (to adjusted tangible assets)	316,914	9.86%	96,390	>3.0%	160,646	> 5.0%
Tangible capital (to adjusted tangible assets)	316,914	9.86%	48,195	>1.5%	n/a	n/a

Cash Flow

The Bank’s primary sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds from operations. The Bank will consider increasing its borrowings from the Federal Home Loan Bank (FHLB) from time to time as an alternative to increasing deposit account interest rates.  In addition, the Bank holds unpledged fixed and adjustable rate mortgage-backed securities totaling $306.0 million at March 31, 2006 that could be used as collateral under repurchase transactions with securities dealers.  Repurchase transactions serve as secured borrowings and provide a source of short-term liquidity for the Bank.

At March 31, 2006, the Bank had $1.2 billion or 53.6% of the Bank’s deposits in certificate accounts. Based on past experience, management believes that a substantial percentage of these certificates will be renewed at maturity, although there can be no assurance that this will occur.  The Bank would use borrowings from the FHLB or repurchase transactions with securities dealers if replacement funding was needed as a result of maturing certificate accounts.

Net cash flows provided by the Company’s operating activities (i.e. cash items affecting net income) was $28.3 million and $18.6 million for the six months ended March 31, 2006 and 2005, respectively.  The increase was primarily due to an increase in income taxes payable, an increase in net proceeds from loans held for sale and an increase in net income.

Net cash flows used in the Company’s investing activities (i.e. cash flows from its investment securities, mortgage-backed securities and loan portfolios) was $184.0 million and $234.1 million for the six months ended March 31, 2006 and 2005, respectively.  The decrease in cash used for the six months ending March 31, 2006 was principally due to a decrease of $55.1 million in purchase of mortgage-backed securities and an increase of $40.0 million in proceeds from the maturities of investment securities, offset by an increase of $35.9 million in the net increase in loans.

Net cash flows provided by the Company’s financing activities (i.e. cash flows primarily from net increases (decreases) in deposits and net FHLB advances) was $175.1 million and $270.3 million for the six months ended March 31, 2006 and 2005, respectively.  The decrease in cash flows for the six months ending March 31, 2006 was primarily due to a $109.7 million decrease in the net cash flows from deposits, partially offset by a $20.0 million increase in net proceeds of long-term debt.

CONTRACTUAL OBLIGATIONS

The following table shows the aggregated amounts at March 31, 2006 of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Within one year	One through three years	Three through five years	More than five years	Total

			(In thousands)
FHLB advances	$—	$60,000	$25,000	$555,463	$640,463
Operating leases	329	397	170	1,098	1,994
Purchase obligations	8,861	3,424	80	—	12,365

Total	$9,190	$63,821	$25,250	$556,561	$654,822

Outstanding commitments to fund mortgage loans to be held for investment purposes (excluding loans in process), that generally expire in 60 days, amounted to approximately $74.8 million as of March 31, 2006. In addition, as of March 31, 2006, the Company had outstanding commitments of $139.0 million to certain homebuilders on a variable rate and home-by-home basis, subject to underwriting and product approval by the Company.  Outstanding commitments to fund other loans as of March 31, 2006 were approximately $10.4 million.

The Company expects to contribute approximately $1.6 million for fiscal year 2006 for its non-contributory defined benefit pension plan.  The Company also has an unfunded supplemental executive retirement plan for the benefit of Michael J. Brown, Sr.  The liability related to this plan was $1.7 million as of March 31, 2006.

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

The following table sets forth information regarding the Company’s nonaccrual loans and foreclosed real estate at the dates indicated:

	March 31, 2006	September 30, 2005

	(Dollars in thousands)
Nonaccrual mortgage loans:
Delinquent less than 90 days	$555	$558
Delinquent 90 days or more	1,137	1,059

Total	1,692	1,617

Nonaccrual other loans:
Delinquent less than 90 days	426	426
Delinquent 90 days or more	740	139

Total nonperforming loans	2,858	2,182
Real estate owned, net of related allowance	19	8

Total nonperforming assets	$2,877	$2,190

Nonperforming loans to total net loans	.11%	.10%
Total nonperforming assets to total assets	.09%	.07%
Allowance for loan losses to total net loans	.82%	.87%
Allowance for loan losses to nonperforming loans	718.51%	904.99%
Allowance for loan losses to classified loans	356.61%	459.55%

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk and Asset and Liability Management.

The Company’s assets consist primarily of fixed-rate, variable rate and floating rate loans and fixed-rate mortgage-backed securities.  These assets are funded by customer deposits and borrowings from the FHLB.  Customer deposits are comprised of transaction accounts, savings accounts and certificate accounts.  The Company believes that the non-maturity transaction accounts and savings accounts provide a stable source of funding even during periods of rising interest rates.  Historically, balances in these accounts have been relatively insensitive to changes in interest rates.  The Company also uses long-term borrowings from the FHLB as a means of managing exposure to higher interest rates.

For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

Item 4.     Controls and Procedures.

Based on their evaluation, the Company’s Chief Executive Officer, Michael J. Brown, Sr. and Chief Financial Officer, H. Michael Callahan, have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of March 31, 2006 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the last fiscal quarter, there have been no changes in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect the internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the Company’s treasury stock purchases for the quarter ended March 31, 2006:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced stock repurchase plan	Maximum number of shares that may yet be purchased under the publicly announced plan

January	5,906	37.38	—	734,800
February	—	—	—	734,800
March	—	—	—	734,800

The current stock repurchase program permits repurchases of up to 1.2 million shares through October 13, 2006.  The Company purchased no shares under this plan during the quarter.  In addition to its public announced plan, the Company from time to time purchases shares from participants in its stock options plans and restricted stock award plans pursuant to terms of the plans permitting participants at their discretion to use shares to pay federal income tax withholding liabilities.  Those shares are purchased at fair market value at the time the transactions occur.  The Company purchased 5,906 of these shares during the quarter ended March 31, 2006.

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

An Annual Meeting of Stockholders of the Company was held January 27, 2006 for the purpose of considering and voting upon the following matters:

1.

Approval of the election of each of Directors Richard N. Bird, Frank H. Fee, III, P. Allen Osteen to serve for a three-year term.  Directors Bruce R. Abernethy, Michael J. Brown, Sr., Standish C. Crippen, Richard B. Hellstrom, Larry Lee, Jr., Richard L. Lynch and Edwin R. Massey continue to serve their terms of office with the Company.

2.

To ratify the appointment by the Company’s Board of Directors of the firm of KPMG LLP, Certified Public Accountants, as independent public accountants for the Company for the fiscal year ending September 30, 2006.

The following table sets forth the results as to each matter voted upon:

PROPOSAL	FOR	AGAINST	ABSTAIN	% APPROVED	BROKER NON-VOTES

No. 1
Richard N. Bird	21,672,449	112,067	—	99.5%	—
Frank H. Fee, III	20,998,415	786,101	—	96.4%	—
P. Allen Osteen	21,570,912	213,604	—	99.0%	—
No. 2	21,383,651	336,332	64,533	98.2%	—

Item 5.     Other Information.

None

Item 6.     Exhibits.

The exhibits listed below are included with this Report or are incorporated herein by reference to an identified document previously filed with the Securities and Exchange Commission as set forth parenthetically.

3(i)	*Certificate of Incorporation of Registrant (Exhibit 3.3 to Pre-effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-37275 filed November 10, 1997)

3(ii)	*Bylaws of Registrant (Exhibit 3.4 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-37275, filed November 10, 1997)

10(i)	*Employment contract with Michael J. Brown, Sr. (Exhibit 10(a) to the Registration Statement on Form S-4 filed December 20, 1996)

10(ii)	*1994 Incentive Stock Option Plan (Exhibit 10(b) to the Registration Statement on Form S-4 filed December 20, 1996)

10(iii)	*1994 Stock Option Plan for Outside Directors (Exhibit 10(c) to the Registration Statement on Form S-4 filed December 20, 1996)

10(iv)	*Harbor Federal Savings Bank Non-Employee Directors’ Retirement Plan (Exhibit 10(vi) to Form 10-Q for the quarter ended March 31, 1997 filed August 11, 1997)

10(v)	*Unfunded Deferred Compensation Plan for Directors (Exhibit 10(vii) to Form 10-K for the year ended September 30, 1998 filed December 24, 1998)

10(vi)	*1998 Stock Incentive Plan for Directors, Officers and Employees (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 26, 1998)

10(vii)	*Change of Control Agreements (Exhibit 10(vii) to Form 10-K for the year ended September 30, 2000 filed December 29, 2000)

10(viii)	*Change of Control Agreement (Exhibit 10(viii) to Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003)

10(ix)	*Change of Control Agreement (Exhibit 10(ix) to Form 10-K for the year ended September 30, 2003 filed December 29, 2003)

10(x)	*Amendment to employment contract with Michael J. Brown, Sr. (Exhibit 10(x) to Form 10-K for the year ended September 30, 2003 filed December 29, 2003)

10(xi)	*Amendments to Change of Control Agreements (Exhibit 10(xi) to Form 10-Q for the quarter ended June 30, 2004 filed August 13, 2004)

10(xii)	*Management Incentive Plan for fiscal year 2006 (Exhibit 10(xii) to Form 10-K for the year ended September 30, 2005 filed December 14, 2005)

10(xiii)	*Amendments to Change of Control Agreements (Exhibit 10(xiii) to Form 10-Q for the quarter ended March 31, 2005 filed May 10, 2005)

10(xiv)	*Change of Control Agreement (Exhibit 99 to Form 8-K filed May 17, 2005)

10(xv)	*Amendment to Change of Control Agreement (Exhibit 10 to Form 8-K filed April 24, 2006)

14.1	*Code of Ethics (Exhibit 14.1 to Form 10-K for the year ended September 30, 2003 filed December 29, 2003)

31.1	**Certification by Michael J. Brown, Sr., Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**Certification by H. Michael Callahan, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**Certification by Michael J. Brown, Sr., Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**Certification by H. Michael Callahan, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
**	Included with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR FLORIDA BANCSHARES, INC.

Date: May 9, 2006	/s/ Michael J. Brown

Michael J. Brown, Sr.
Chairman of the Board and Chief
Executive Officer

Date: May 9, 2006	/s/ H. Michael Callahan

H. Michael Callahan
Senior Vice President, Finance and
Chief Financial Officer