Form 10-Q
period 2006-06-30
HARBOR FLORIDA BANCSHARES INC
filed 2006-08-09
CIK 1029407

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

As of July 31, 2006, there were 24,091,871 shares of the Registrant’s common stock outstanding.

HARBOR FLORIDA BANCSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (unaudited)
(In thousands)

	June 30, 2006	September 30, 2005

Assets:
Cash and amounts due from depository institutions	$73,423	$81,245
Interest-bearing deposits in other banks	20,109	23,689
Investment securities held to maturity	200	285
Investment securities available for sale	108,815	128,586
Mortgage-backed securities held to maturity	336,888	388,458
Loans held for sale	8,133	10,695
Loans, net	2,557,977	2,275,861
Accrued interest receivable	15,393	12,591
Premises and equipment, net	56,169	51,286
Federal Home Loan Bank stock	34,932	32,411
Goodwill	3,591	3,591
Other assets	3,910	3,487

Total assets	$3,219,540	$3,012,185

Liabilities and Stockholders’ Equity:
Liabilities:
Deposits	$2,203,747	$2,056,307
Short-term borrowings	—	5,000
Long-term debt	640,458	590,473
Advance payments by borrowers for taxes and insurance	23,367	31,440
Income taxes payable	358	665
Other liabilities	8,007	7,789

Total liabilities	2,875,937	2,691,674

Stockholders’ Equity:
Preferred stock; $.10 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock; $.10 par value; authorized 70,000,000 shares; 32,157,509 shares issued and 24,073,171 outstanding at June 30, 2006 and 31,999,140 shares issued and 23,976,958 outstanding at September 30, 2005	3,216	3,200
Paid-in capital	212,911	208,024
Retained earnings	248,547	228,938
Accumulated other comprehensive loss, net	(832)	(1,052)
Common stock purchased by:
Employee stock ownership plan (ESOP)	(8,032)	(8,555)
Recognition and retention plan (RRP)	(1,550)	(1,681)
Treasury stock, at cost, 8,084,338 shares at June 30, 2006 and 8,022,182 shares at September 30, 2005	(110,657)	(108,363)

Total stockholders’ equity	343,603	320,511

Total liabilities and stockholders’ equity	$3,219,540	$3,012,185

See accompanying notes to condensed consolidated financial statements.

HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (unaudited)
(In thousands except per share data)

	Three months ended June 30,		Nine months ended June 30,

	2006	2005	2006	2005

Interest income:
Loans	$45,869	$36,740	$130,371	$102,995
Investment securities	1,551	1,337	4,042	3,748
Mortgage-backed securities	3,331	4,137	10,352	13,072
Other	357	267	1,287	912

Total interest income	51,108	42,481	146,052	120,727

Interest expense:
Deposits	14,664	7,942	37,900	21,458
Borrowings and debt	6,977	6,505	20,908	18,636

Total interest expense	21,641	14,447	58,808	40,094

Net interest income before provision for loan losses	29,467	28,034	87,244	80,633
Provision for loan losses	370	463	1,072	1,450

Net interest income after provision for loan losses	29,097	27,571	86,172	79,183

Other income:
Fees and service charges	4,611	4,315	13,911	12,079
Insurance commissions and fees	1,005	899	2,719	2,393
Income from real estate operations	61	53	159	145
Gain on sale of mortgage loans	535	601	2,078	1,633
Gain on sale of debt securities	—	41	—	41
Gain on disposal of premises and equipment, net	98	29	83	324
Other	27	118	60	133

Total other income	6,337	6,056	19,010	16,748

Other expense:
Compensation and employee benefits	8,346	8,130	25,425	23,443
Occupancy	2,500	1,964	7,155	5,636
Data processing services	1,095	930	3,301	2,742
Advertising and promotion	698	455	1,798	1,388
Professional fees	153	770	962	1,303
Other	2,094	1,738	5,812	5,226

Total other expense	14,886	13,987	44,453	39,738

Income before income taxes	20,548	19,640	60,729	56,193
Income tax expense	8,056	7,701	23,831	22,009

Net income	$12,492	$11,939	$36,898	$34,184

Net income per share
Basic	$0.54	$0.52	$1.60	$1.50

Diluted	$0.53	$0.51	$1.58	$1.47

See accompanying notes to condensed consolidated financial statements.

HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,

	2006	2005

Cash flows from operating activities:
Net income	$36,898	$34,184
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of debt securities available for sale	—	98
Gain on sale of mortgage-backed securities	—	(139)
Gain on disposal of premises and equipment	(83)	(324)
Gain on sale of real estate owned	(9)	(33)
Gain on sale of mortgage loans	(2,078)	(1,633)
Provision for loan losses	1,072	1,450
Provision for losses on real estate owned	—	15
Depreciation and amortization	1,170	783
Deferred income tax expense	1,052	241
Originations of loans held for sale	(81,145)	(84,473)
Proceeds from sale of loans held for sale	84,782	78,528
Increase in deferred loan fees and costs	3,390	6,348
Increase in accrued interest receivable	(2,802)	(1,352)
(Increase) decrease in other assets	(47)	142
Decrease in income taxes payable	(307)	(6,062)
Decrease in other liabilities	(93)	(219)

Net cash provided by operating activities	41,800	27,554

Cash flows from investing activities:
Net increase in loans	(282,162)	(288,709)
Purchase of mortgage-backed securities	(1,103)	(55,129)
Proceeds from principal repayments of mortgage-backed securities	52,138	73,666
Proceeds from sale of mortgage-backed securities	—	4,616
Proceeds from maturities and calls of investment securities held to maturity	85	155
Proceeds from maturities of investment securities available for sale	80,000	10,000
Purchase of investment securities available for sale	(59,896)	(39,954)
Proceeds from sale of investment securities available for sale	—	29,941
Proceeds from sale of real estate owned	64	189
Purchase of premises and equipment	(7,649)	(14,001)
Proceeds from disposal of premises and equipment	140	616
FHLB stock, net	(2,521)	(3,462)

Net cash used in investing activities	(220,904)	(282,072)

HARBOR FLORIDA BANCSHARES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,

	2006	2005

Cash flows from financing activities:
Net increase in deposits	147,440	246,306
Net repayment of short-term borrowings	(5,000)	(13,785)
Net proceeds of long-term debt	50,000	60,000
Repayments of long-term debt	(15)	(14)
Decrease in advance payments by borrowers for taxes and insurance	(8,073)	(2,966)
Dividends paid	(17,289)	(12,722)
Tax benefit of stock plans credited to capital	1,152	485
Common stock options exercised	1,781	1,389
Purchase of treasury stock	(2,294)	(246)

Net cash provided by financing activities	167,702	278,447

Net (decrease) increase in cash and cash equivalents	(11,402)	23,929
Cash and cash equivalents - beginning of period	104,934	74,875

Cash and cash equivalents - end of period	$93,532	$98,804

Supplemental disclosures:
Cash paid for:
Interest	$58,215	$39,817
Taxes	21,950	27,345
Noncash investing and financing activities:
Additions to real estate acquired in settlement of loans through foreclosure	361	132
Change in unrealized loss on securities available for sale	316	(790)
Change in deferred taxes related to securities available for sale	(121)	305
Decrease in liability related to SERP	41	—
Deferred tax benefit related to SERP	(16)	—
Distribution of RRP shares	131	116
Transfer to short-term borrowings from long-term debt	—	5,000
Non-accrual loan made available-for-sale	—	1,329

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.     Basis Of Presentation

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

The unaudited condensed consolidated interim financial statements for Harbor Florida Bancshares, Inc. (the “Company”) and its subsidiary Harbor Federal Savings Bank (the “Bank”) reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition and the consolidated results of operations and cash flows for interim periods.  The results for interim periods are not necessarily indicative of trends or results to be expected for the full year.  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and, therefore, do not include all information and notes to the consolidated financial statements necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included under Item 8 of the Annual Report on Form 10-K for the year ended September 30, 2005.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period.  Actual results could differ significantly from those estimates.  Please also refer to “Critical Accounting Policies and Estimates” included in Management’s Discussion and Analysis.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses.

As of June 30, 2006, substantially all of the Company’s loans and investment in real estate owned are secured by real estate in the counties in which the Company has branch facilities: St. Lucie, Indian River, Brevard, Martin, Okeechobee, Lake, Seminole and Volusia Counties, Florida.  Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of a substantial portion of the carrying amount of real estate owned are susceptible to changes in market conditions in the above counties. Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the above counties.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize changes to the allowance based on their judgments about information available to them at the time of their examination.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  It is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48) which clarifies the “Accounting for Uncertainty in Income Taxes” in accordance with FASB Statement No. 109 “Accounting for Income Taxes.”  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact of adoption of FIN No. 48 on its financial position and results of operations.

2.     Stock-Based Compensation

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

Had compensation cost for the Company’s stock-based compensation plans been accounted for during the three and nine months ended June 30, 2005 in accordance with the fair value based method in Statement 123R, which is a revision of Statement No. 123, the Company’s net income and net income per share would have been slightly reduced for the nine month period to the pro forma amounts indicated below:

	Three months ended June 30, 2005	Nine months ended June 30, 2005

	(In thousands except per share data)
Net income - As reported	$11,939	$34,184
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	(125)	(357)

Pro forma net income	$11,814	$33,827

Net income per share - basic
As reported	$0.52	$1.50
Pro forma	0.52	1.49
Net income per share - diluted
As reported	0.51	1.47
Pro forma	0.51	1.45

During the three and nine months ended June 30, 2006, the Company recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of Statement 123R. Results for prior periods have not been restated. The effect of recording stock-based compensation for the three and nine month period ended June 30, 2006 was as follows:

	Three months ended June 30, 2006	Nine months ended June 30, 2006

	(In thousands except per share data)
Income before stock-based compensation expense	$12,585	$37,200
Less: total stock-based compensation expense (net of forfeitures and net of related tax of $8,000 for the quarter and $23,000 for the year)	(93)	(302)

Net income as reported	$12,492	$36,898

Net income per share - basic
As reported	$0.54	$1.60
Pro forma earnings per share if stock-based compensation had been accounted for in accordance with APB 25	0.54	1.61
Net income per share - diluted
As reported	0.53	1.58
Pro forma earnings per share if stock-based compensation had been accounted for in accordance with APB 25	0.54	1.59

As required by Statement 123R, management has made an estimate of expected forfeitures and the Company recognized compensation costs only for those equity awards expected to vest.

During the nine months ended June 30, 2006, the Company granted 58,250 stock options with an estimated total grant-date fair value of $750,000.  As of June 30, 2006, there was $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted-average period of 4.5 years.

Valuation Assumptions.  The following per share weighted average fair values of stock options granted during the three and nine months ended June 30, 2006 and 2005 were calculated using a lattice option-pricing model and the following weighted average assumptions:

	Three months ended June 30,		Nine months ended June 30,

	2006	2005	2006	2005

Options granted	7,750	21,500	58,250	41,500
Grant date fair value	$12.35	$10.36	$12.87	$10.82
Exercise price	$36.91	$34.79	$38.18	$34.86
Risk free interest rate	5.20%	3.60%	4.67%	3.69%
Expected term (years)	6	6	6	6
Expected volatility	26.56%	25.37%	26.57%	25.62%
Expected dividend	2.58%	$1.33	2.25%	$1.17

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

Stock Option Plans.  The Company’s Stock Incentive Plans authorize the granting of options to purchase common stock.  These stock option plans are for the benefit of directors, officers, and other employees of the Company.  The stock options vest in equal installments over varying periods not to exceed 10 years, depending upon the individual’s position in the Company.  At June 30, 2006, 101,985 shares were available for future awards.

The following is a summary of stock option activities during the nine months ended June 30, 2006:

	Shares	Weighted average exercise price	Aggregate intrinsic value

			(in thousands)
Options:
Outstanding at September 30, 2005	867,621	$14.10
Granted	58,250	38.18
Exercised	(158,369)	11.25
Forfeited	(36,111)	15.19

Outstanding at June 30, 2006	731,391	$16.58	$15,038

Options exercisable at June 30, 2006	407,904		$10,058

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options outstanding			Options exercisable

Range of exercise prices	Number outstanding at June 30, 2006	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2006	Weighted average exercise price

$10.69 to 12.00	399,638	2.3	$10.74	280,996	$10.70
12.38 to 14.63	96,864	4.2	13.41	78,589	13.53
15.06 to 16.35	37,459	5.1	16.00	10,475	15.70
17.00 to 20.10	30,334	5.8	20.01	23,500	20.10
21.13 to 27.05	52,076	6.5	23.20	8,344	21.34
27.06 to 31.46	20,270	7.5	30.56	1,000	30.22
31.47 to 36.32	43,000	8.7	35.17	5,000	35.13
36.33 to 39.51	51,750	9.6	38.41	—	0.00

Total	731,391	4.2	$16.58	407,904	$12.48

The total fair value of shares that vested during the three and nine months ended June 30, 2006 was $549,020 and $1.9 million, respectively.

3.     Net Income Per Share

Net income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine months ended June 30, 2006 and 2005.  Adjustments have been made to give effect to the shares that would be outstanding, assuming the exercise of dilutive stock options, all of which are considered common stock equivalents.

	Three months ended June 30,		Nine months ended June 30,

	2006	2005	2006	2005

Net income	$12,492,211	$11,938,722	$36,898,213	$34,183,747

Weighted average common shares outstanding: Shares outstanding	23,962,723	23,723,272	23,907,685	23,665,033
Less: weighted average uncommitted ESOP shares	(814,588)	(884,428)	(832,048)	(901,867)

Total	23,148,135	22,838,844	23,075,637	22,763,166

Basic net income per share	$0.54	$0.52	$1.60	$1.50

Weighted average common shares outstanding	23,148,135	22,838,844	23,075,637	22,763,166
Additional dilutive shares related to stock options	346,617	518,716	347,647	508,057

Total weighted average common shares and equivalents outstanding for diluted earnings per share computation	23,494,752	23,357,560	23,423,284	23,271,223

Diluted net income per share	$0.53	$0.51	$1.58	$1.47

Additional dilutive shares are calculated under the treasury stock method utilizing the average market value of the Company’s stock for the period.

4.     Investment And Mortgage Backed Securities

The amortized cost and estimated market value of investment and mortgage-backed securities at June 30, 2006 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value

	(In thousands)
Available for sale:
FHLB notes	$99,909	$—	$902	$99,007
FNMA notes	10,000	—	217	9,783

	109,909	—	1,119	108,790
Equity securities	25	—	—	25

	109,934	—	1,119	108,815

Held to maturity:
Municipal securities	200	18	—	218

	200	18	—	218

FHLMC mortgage-backed securities	201,547	66	9,671	191,942
FNMA mortgage-backed securities	135,341	97	5,849	129,589

	336,888	163	15,520	321,531

	$447,022	$181	$16,639	$430,564

The amortized cost and estimated market value of investment and mortgage-backed securities at September 30, 2005 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value

	(In thousands)
Available for sale:
FHLB notes	$100,003	$—	$1,055	$98,948
FNMA notes	19,993	—	366	19,627
FFCB note	10,000	—	14	9,986

	129,996	—	1,435	128,561
Equity securities	25	—	—	25

	130,021	—	1,435	128,586

Held to maturity:
Municipal securities	285	31	—	316

	285	31	—	316

FHLMC mortgage-backed securities	231,649	395	5,931	226,113
FNMA mortgage-backed securities	156,809	491	3,553	153,747

	388,458	886	9,484	379,860

	$518,764	$917	$10,919	$508,762

The amortized cost and estimated market value of debt securities at June 30, 2006 and September 30, 2005 by contractual maturity are shown below.  Actual maturities of investment securities may be substantially shorter than contractual maturities because issuers may have the right to call obligations without penalties. The average expected life of mortgage-backed securities may be substantially shorter than contractual maturity because borrowers may prepay or payoff underlying mortgages with or without prepayment penalties.

	June 30, 2006		September 30, 2005

	Amortized cost	Estimated market value	Amortized cost	Estimated market value

	(In thousands)
Investment Securities:
Available for sale:
Due in one year or less	$50,006	$49,507	$99,996	$99,268
Due in one to five years	59,903	59,283	30,000	29,293

	109,909	108,790	129,996	128,561

Held to maturity:
Due in one year or less	—	—	85	85
Due in five to ten years	200	218	200	231

	200	218	285	316

Mortgage-backed Securities:
Held to maturity:
Due in one year or less	887	885	—	—
Due in one to five years	299,761	284,938	188,512	183,238
Due in five to ten years	20,927	20,345	180,151	176,222
Due after ten years	15,313	15,363	19,795	20,400

	336,888	321,531	388,458	379,860

	$446,997	$430,539	$518,739	$508,737

As of June 30, 2006, the Company had pledged mortgage-backed securities with a market value of $37,915,000 and a carrying value of $39,794,000 to collateralize the public funds on deposit.  The Company had also pledged mortgage-backed securities with a market value of $4,200,000 and a carrying value of $4,155,000 to collateralize treasury, tax and loan accounts as of June 30, 2006.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006, were as follows:

	Less than 12 months		12 months or more		Total

	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses

	(In thousands)
Available for sale
Agency securities	$59,528	$375	$49,262	$744	$108,790	$1,119
Held to maturity
Mortgage-backed securities	5,569	18	298,090	15,502	303,659	15,520

Total	$65,097	$393	$347,352	$16,246	$412,449	$16,639

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

5.     Loans

Loans are summarized below:

	June 30, 2006	September 30, 2005

	(In thousands)
Mortgage loans:
Construction 1-4 family	$410,801	$435,681
Permanent 1-4 family	1,310,201	1,194,665
Multi-family	41,831	34,516
Nonresidential	284,259	271,195
Land	343,125	308,222

Total mortgage loans	2,390,217	2,244,279

Other loans:
Commercial	90,740	89,079
Home equity lines of credit	76,111	74,190
Other consumer secured by real estate	150,934	123,622
Other consumer	50,907	47,047

Total other loans	368,692	333,938

Total loans	2,758,909	2,578,217

Less:
Loans in process	169,895	271,007
Net deferred loan fees and discounts	10,159	11,601
Allowance for loan losses	20,878	19,748

	200,932	302,356

Total loans, net	$2,557,977	$2,275,861

An analysis of the allowance for loan losses follows:

	Three months ended June 30,		Nine months ended June 30,

	2006	2005	2006	2005

	(In thousands)
Beginning balance	$20,532	$18,822	$19,748	$17,802
Provision for loan losses	370	463	1,072	1,450
Charge-offs	(26)	(34)	(56)	(75)
Recoveries	2	40	114	114

Ending balance	$20,878	$19,291	$20,878	$19,291

The Company evaluates impaired loans based on (a) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (b) the observable market price of the impaired loan, or (c) the fair value of the collateral of a collateral dependent loan.  To the extent that an impaired loan’s value is less than the loan’s recorded investment, a specific allowance is recorded.  The Company has recorded specific allowances of approximately $1.1 million and $243,000, respectively, at June 30, 2006 and September 30, 2005.

The investment in impaired loans, other than those evaluated collectively for impairment, was $7,043,000 and $4,213,000 at June 30, 2006 and September 30, 2005 respectively.

At June 30, 2006 and September 30, 2005, loans with unpaid principal balances of approximately $3,971,000 and $2,182,000, respectively, were 90 days or more contractually delinquent or on nonaccrual status.  As of June 30, 2006 and September 30, 2005, approximately $2,043,000 and $1,144,000, respectively, of loans 90 days or more contractually delinquent were in the process of foreclosure.

6.     Comprehensive Income

The following table sets forth the components of the Company’s comprehensive income:

	Three months ended June 30,		Nine months ended June 30,

	2006	2005	2006	2005

	(In thousands)
Net income	$12,492	$11,939	$36,898	$34,184
Other comprehensive gain (loss):
Net unrealized gains (losses)	(50)	529	316	(790)
Additional minimum liability for SERP	41	—	41	—

Total	(9)	529	357	(790)
Tax effect	4	(204)	(137)	305

Other comprehensive gain (loss), net of tax	(5)	325	220	(485)

Comprehensive income	$12,487	$12,264	$37,118	$33,699

7.     Transfers Of Financial Assets And Servicing Rights Retained

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

The Company recognized gains on sales of mortgage loans of $2,078,000 and $1,633,000, respectively, for the nine months ended June 30, 2006 and 2005.

The Company receives fees for servicing activities on loans it has sold.  These activities include, but are not limited to, collecting principal, interest and escrow payments from borrowers; paying taxes and insurance from escrowed funds; monitoring delinquencies; and accounting for and remitting principal and interest payments. To the extent that the servicing fees exceed or do not provide adequate compensation for the services provided, the Company records a servicing asset or liability for the fair value of the servicing retained.  The Company’s recorded servicing asset at June 30, 2006 was $930,000.  Prior to October 1, 2005, the Company considered the servicing fees received to be just adequate compensation for the services provided and the recorded servicing asset was $-0- at September 30, 2005.

8.     Pension Plan

The Company has a non-contributory defined benefit pension plan (the “Pension Plan”) covering all full-time employees hired before January 1, 2003 who have attained one year of service.  The Pension Plan is a multi-employer plan and separate actuarial valuations are not made for each employer nor are plan assets so segregated.  The Company elected to freeze the benefits under the Pension Plan to all participants effective June 30, 2004. The Company expects to contribute approximately $1.6 million for fiscal year 2006.  The Company recorded pension expense of $1.2 million and $619,000 for the nine months ended June 30, 2006 and 2005, respectively.

9.     Subsequent Events

On July 11, 2006, National City Corporation (NYSE: NCC) and the Company announced that they had reached a definitive agreement dated July 10, 2006 by which the Company would be merged with and into National City.  See Form 8-K filed with the SEC on July 11, 2006.  Under the terms of the agreement, Harbor Florida stockholders will receive National City common stock worth $45 for each share of Harbor Florida common stock in a transaction intended to qualify as a tax-free exchange. The exchange ratio will be based on the average closing price of National City common stock for the 10 trading days immediately preceding Federal Reserve Board approval of the transaction. The transaction has a total indicated value of approximately $1.1 billion.  Subject to regulatory and Harbor Florida stockholder approvals and the meeting of certain closing conditions by National City and/or the Company.  The transaction is expected to close in the fourth quarter of 2006 or the first quarter of 2007. Upon completion of the transaction, Michael J. Brown, Sr., Chairman and CEO, President and Chief Operating Officer J. Hal Roberts and Executive Vice President Michael J. Brown, Jr., will serve in substantially similar roles with National City’s Florida Division.

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

The Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the financial condition and results of operations of Harbor Florida Bancshares, Inc (the Company) for the three and nine months ended June 30, 2006 and serves to update the 2005 Annual Report on Form 10-K (Form 10-K). This report should be read in conjunction with the financial information contained in the Form 10-K and in the accompanying consolidated financial statements and notes presented on pages 2 through 17 of this quarterly report.

Overview

The Company owns 100% of the common stock of Harbor Federal Savings Bank (“the Bank”), a federal savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC).  The Bank provides a wide range of banking and certain insurance services but is principally engaged in the business of attracting deposits predominately from the communities it serves and using these and other funds to originate primarily residential, consumer and commercial real estate loans.  The Company’s results of operations are highly dependent on net interest income.  Net interest income is a function of the balances of loans and investments (“interest-bearing assets”) outstanding in any one period, the yields earned on such loans and investments, and the interest incurred on deposits and borrowed funds (“interest-bearing liabilities”) that were outstanding in that same period.  The Company’s noninterest income consists primarily of fees and service charges, insurance commissions, gains on sale of mortgage loans, and, depending on the period, gains on sale of premises and equipment, gains on sale of securities and real estate operations which have either provided income or loss.  The results of operations are also significantly impacted by the amount of provisions for loan losses, which, in turn, is dependent upon, among other things, the size and makeup of the loan portfolio, loan quality, and other credit trends.  The Company’s noninterest expenses consist primarily of employee compensation and benefits, occupancy expense and data processing services.  Results of operations are affected by general economic and competitive conditions, including changes in prevailing interest rates and the policies of regulatory agencies.

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

The Company presently operates primarily in eight counties on the east coast of Florida.  As such, the Company’s results of operations are affected by the general and economic conditions of the area.  Management believes that the area’s rapid population growth and expanding real estate market will support continued earning’s growth.

On July 11, 2006, National City Corporation (NYSE: NCC) and the Company announced that they had reached a definitive agreement dated July 10, 2006 by which the Company would be merged with and into National City.  See Form 8-K filed with the SEC on July 11, 2006.  Under the terms of the agreement, Harbor Florida stockholders will receive National City common stock worth $45 for each share of Harbor Florida common stock in a transaction intended to qualify as a tax-free exchange. The exchange ratio will be based on the average closing price of National City common stock for the 10 trading days immediately preceding Federal Reserve Board approval of the transaction. The transaction has a total indicated value of approximately $1.1 billion.  Subject to regulatory and Harbor Florida stockholder approvals and the meeting of certain closing conditions by National City and/or the Company.  The transaction is expected to close in the fourth quarter of 2006 or the first quarter of 2007. Upon completion of the transaction, Michael J. Brown, Sr., Chairman and CEO, President and Chief Operating Officer J. Hal Roberts and Executive Vice President Michael J. Brown, Jr., will serve in substantially similar roles with National City’s Florida Division.

Critical Accounting Policies And Estimates

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

There were no significant changes in the estimation methods or fundamental assumptions used in the calculation of the allowance for loan losses at June 30, 2006, compared to September 30, 2005.  Furthermore, there was no reallocation of the allowance from September 30, 2005.  While the Company’s management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on unforeseen changes in economic conditions which could impact borrowers or markets.

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

Commitments and Contingencies

The following table shows the aggregated amounts at June 30, 2006 of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Within one year	One through three years	Three through five years	More than five years	Total

	(In thousands)
FHLB advances	$—	$60,000	$25,000	$555,458	$640,458
Operating leases	353	359	170	1,077	1,959
Purchase obligations	8,175	2,881	65	—	11,121

Total	$8,528	$63,240	$25,235	$556,535	$653,538

Outstanding commitments to fund mortgage loans to be held for investment purposes (excluding loans in process), that generally expire in 60 days, amounted to approximately $22.4 million as of June 30, 2006. In addition, as of June 30, 2006, the Company had outstanding commitments of $136.9 million to certain homebuilders on a variable rate and home-by-home basis, subject to underwriting and product approval by the Company.  Outstanding commitments to fund other loans as of June 30, 2006 were approximately $6.4 million.

The Company expects to contribute approximately $1.6 million for fiscal year 2006 for its non-contributory defined benefit pension plan.  The Company also has an unfunded supplemental executive retirement plan for the benefit of Michael J. Brown, Sr.  The liability related to this plan was $1.8 million as of June 30, 2006.

There are various claims and lawsuits in which the Company is periodically involved incident to the Company’s business.  In the opinion of management, no material loss is anticipated from any such pending claims or lawsuits.

Results of Operations

Comparisons of quarterly results of operations in this section are between the three and nine months ended June 30, 2006 and June 30, 2005.

General.   Diluted earnings per share for its third fiscal quarter ended June 30, 2006 increased 3.9% to 53 cents per share on net income of $12.5 million, compared to 51 cents per share on net income of $11.9 million for the same period last year.  Diluted earnings per share for the nine months ended June 30, 2006 increased 7.5% to $1.58 per share on net income of $36.9 million, compared to $1.47 per share on net income of $34.2 million for the same period last year.  The increases for both the quarter and fiscal year to date were due primarily to increased net interest income, resulting from an increase in average interest-earning assets due primarily to originations of loans. This growth was funded primarily with deposits, FHLB advances and repayments of mortgage-backed securities. The increases in net interest income were supplemented by increased other income and partially offset by increased other expense for both periods.

This fiscal year, the Company has expanded its branch network from 37 to 40 offices in furtherance of its strategic goal of entering new markets that complement the Company’s existing footprint. During the first fiscal quarter of 2006, Harbor Federal expanded its branch network to include two new branches in Sanford and one new branch in Clermont on State Route 50. In the second fiscal quarter, Harbor Federal opened new branch facilities for its Virginia Avenue branch in Fort Pierce.  In the fourth fiscal quarter of 2006, the Bank expects to complete construction and open two branches in Orange County, Florida.

Net Interest Income.   Net interest income increased 5.1% to $29.5 million for the quarter ended June 30, 2006, from $28.0 million for the quarter ended June 30, 2005.  For the nine months ended June 30, 2006, net interest income increased 8.2% to $87.2 million from $80.6 million for the same period last year.  The increases for the three and nine month period were primarily a result of a 9.3% and 10.4% increase, respectively, in average interest-earning assets primarily due to originations of loans funded with deposits, FHLB advances and repayments of mortgage-backed securities.

The following table presents the average balances of, and the interest and dividends earned on, each major class of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2006 and 2005.  No tax equivalent adjustments were made.  Average balances represent average daily balances. The yields and costs include fees that are considered adjustments to yield.

	Three months ended June 30,

	2006			2005

	Average Balance	Interest & Dividend	Yield/ Rate	Average Balance	Interest & Dividend	Yield/ Rate

	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$29,669	$357	4.76%	$37,719	$267	2.80%
Investment securities	144,521	1,551	4.30	179,477	1,337	2.98
Mortgage-backed securities	345,024	3,331	3.86	436,772	4,137	3.79
Mortgage loans	2,193,466	38,802	7.08	1,847,647	31,133	6.74
Other loans	357,065	7,067	7.94	306,302	5,607	7.34

Total interest-earning assets	3,069,745	51,108	6.67	2,807,917	42,481	6.06
Total noninterest-earning assets	125,717			120,121

Total assets	$3,195,462			$2,928,038

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$720,467	$1,451	0.81%	$875,119	$1,296	0.43%
Savings	200,799	555	1.11	195,868	194	0.40
Official checks	17,979	—	—	16,305	—	—
Certificate accounts	1,233,404	12,658	4.12	902,543	6,452	2.87

Total deposits	2,172,649	14,664	2.71	1,989,835	7,942	1.60
FHLB advances	644,952	6,977	4.28	597,755	6,505	4.31
Other borrowings	—	—	—	—	—	—

Total interest-bearing liabilities	2,817,601	21,641	3.07	2,587,590	14,447	2.23
Noninterest bearing liabilities	38,879			34,762

Total liabilities	2,856,480			2,622,352
Stockholders’ equity	338,982			305,686

Total liabilities and stockholders’ equity	$3,195,462			$2,928,038

Net interest income/interest rate spread		$29,467	3.60%		$28,034	3.83%

Net interest-earning assets/ net interest margin	$252,144		3.85%	$220,327		4.01%

Interest-earning assets to interest-bearing liabilities			108.95%			108.51%

For the quarter ended June 30, 2006, total interest income increased 20.3% or $8.6 million from the same period last year.  This increase was primarily a result of 9.3% increase in average interest-earning assets over the comparable period in 2005, supplemented by a 61 basis point increase in yield on interest-earning assets.

Average total loans increased 18.4% from the same period last year, reflecting continued strong originations as a result of expansion and growth in the Bank’s primary markets. This increase in total loans was funded primarily with certificate accounts, repayments of mortgage-backed securities and FHLB advances.

Total interest expense increased $7.2 million or 49.8% from the quarter ended June 30, 2005.  This significant increase was caused by an 8.9% increase in the amount of average interest-bearing liabilities, primarily certificate accounts and FHLB advances, accompanied by an 84 basis point increase in the cost of interest-bearing liabilities (primarily due to higher rates paid on certificate accounts).  The average balance of certificate accounts increased to 56.8% of total deposits from 45.4% in the same quarter last year, reflecting customers’ increased preference for longer-term deposit products in a higher interest rate environment.  The Company has used selective programs to attract additional certificate accounts as a longer-term, fixed-rate funding source to offset anticipated increases in rates.

The Company’s net interest margin decreased 16 basis points to 3.85% due primarily to the cost of interest-bearing liabilities rising faster than the yield on interest-earning assets in a rising interest rate environment.

The following table presents the average balances of, and the interest and dividends earned on, each major class of interest-earning assets and interest-bearing liabilities for the nine months ended June 30, 2006 and 2005.  No tax equivalent adjustments were made.  Average balances represent average daily balances. The yields and costs include fees that are considered adjustments to yield.

	Nine months ended June 30,

	2006			2005

	Average Balance	Interest & Dividend	Yield/ Rate	Average Balance	Interest & Dividend	Yield/ Rate

	(Dollars in thousands)
Interest-earning assets:
Interest-bearing deposits	$40,038	$1,287	4.24%	$54,042	$912	2.22%
Investment securities	146,776	4,042	3.68	177,846	3,748	2.81
Mortgage-backed securities	360,874	10,352	3.82	455,633	13,072	3.83
Mortgage loans	2,103,687	110,004	6.98	1,736,988	87,277	6.70
Other loans	349,826	20,367	7.78	293,160	15,718	7.17

Total interest-earning assets	3,001,201	146,052	6.49	2,717,669	120,727	5.93
Total noninterest-earning assets	127,675			116,051

Total assets	$3,128,876			$2,833,720

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits:
Transaction accounts	$777,919	$4,842	0.83%	$845,610	$3,421	0.51%
Savings	194,959	1,236	0.85	193,523	460	0.32
Official checks	21,411	—	—	22,235	—	—
Certificate accounts	1,128,731	31,822	3.77	873,489	17,576	2.69

Total deposits	2,123,020	37,900	2.39	1,934,857	21,457	1.48
FHLB advances	639,527	20,908	4.31	567,584	18,620	4.33
Other borrowings	—	—	—	423	17	5.45

Total interest-bearing liabilities	2,762,547	58,808	2.83	2,502,864	40,094	2.13
Noninterest bearing liabilities	35,040			33,494

Total liabilities	2,797,587			2,536,358
Stockholders’ equity	331,289			297,362

Total liabilities and stockholders’ equity	$3,128,876			$2,833,720

Net interest income/interest rate spread		$87,244	3.66%		$80,633	3.80%

Net interest-earning assets/ net interest margin	$238,654		3.89%	$214,805		3.97%

Interest-earning assets to interest-bearing liabilities			108.64%			108.58%

For the nine months ended June 30, 2006, total interest income increased 21.0% or $25.3 million from the nine months ended June 30, 2005, primarily due to an 10.4% increase in average interest-earning assets supplemented by a 56 basis point increase in yield on interest-earning assets.  Average total loans for the nine months ended June 30, 2006 increased 20.9% from the same period last year, reflecting continued strong loan originations as a result of expansion and growth in the Bank’s primary markets. This increase in total loans was funded primarily with certificate accounts, repayments of mortgage-backed securities and FHLB advances.

Total interest expense for the nine months ended June 30, 2006 increased $18.7 million or 46.7% from the same period last year.  This increase was primarily due to a 10.4% increase in average interest-bearing liabilities, primarily in certificate accounts and FHLB advances, and a 70 basis point increase in the cost of interest-bearing liabilities.  The average deposit composition changed to 46.8% and 53.2% of core deposits and certificate accounts, respectively, for the nine months ended June 30, 2006 from 54.9% and 45.1%, respectively, for the same period last year.  The increase in certificate accounts is primarily due to increased customer preference for longer-term deposit products and the Company’s selective programs designed to attract longer-term fixed rate deposits.

The net interest margin decreased 8 basis points to 3.89% due primarily to the cost of interest-bearing liabilities rising faster than the yield on interest-earning assets in a rising interest rate environment.

Provision for Loan Losses.   The determination of the allowance for loan losses is considered by management to be a critical accounting policy and is based upon estimates made by management.

Provision for loan losses was $370,000 and $1,072,000, respectively, for the three and nine months ended June 30, 2006, compared to $463,000 and $1,450,000 for the same periods last year.  The provision for the quarter ended June 30, 2006 was comprised of a charge of $827,000 due to an increase in the level of classified loans (primarily commercial business loans) and $24,000 in net charge-offs, partially offset by a $481,000 reduction in the allowances provided primarily for residential mortgage loans based on low levels of historical charge-offs and a loan mix high in residential 1-4 family loans.  The provision for the nine months ended June 30, 2006 was comprised of a charge of $1.2 million due to an increase in the level of classified loans (primarily commercial business loans) partially offset by $58,000 in net recoveries and $86,000 due to reduced allowances provided for mortgage loans based on low levels of historical charge-offs and a loan mix high in residential 1-4 family loans.

Nonperforming loans increased to $3.9 million at June 30, 2006 from $2.2 million at September 30, 2005. The ratio of the allowance for loan losses to total net loans decreased to 0.82% as of June 30, 2006, from 0.89% for the same period last year.  This decrease is consistent with the Company’s history of low net charge-offs and a loan mix high in residential 1-4 family loans.  The allowance for loan losses remains sufficient to cover losses inherent in the loan portfolio.

Other Income.   Other income increased to $6.3 million for the quarter ended June 30, 2006, compared to $6.1 million for the quarter ended June 30, 2005.  This increase was due primarily to increases of $296,000 in loan and deposit related fees and service charges and $106,000 in insurance commission and fees. The increase in fees and service charges was primarily due to growth in the number of transaction accounts.  The increase in insurance commission and fees was due to fees from sale of insurance products.

For the nine months ended June 30, 2006, other income increased 13.5% to $19.0 million from $16.7 million for the same period last year.  This increase was primarily due to increases of $1.8 million in loan and deposit related fees and service charges, $445,000 in gain on sale of mortgage loans and $326,000 in insurance commission and fees.  The increase in fees and service charges was primarily due to growth in the number of transaction accounts and lower than usual fees earned in the nine months ended June 30, 2005.  The impact of the two hurricanes that hit the Treasure Coast in September 2004 resulted in lower levels of loan originations, loan sales and fee income during the quarter ended December 31, 2004.  The increase in gain on sale of mortgage loans was primarily due to the value assigned to mortgage servicing rights on loans sold during the nine months ended June 30, 2006.  The increase in insurance commission and fees was attributable to an increase in fees from sales of insurance products.  The gain on disposal of premises and equipment in the nine months ended June 30, 2005 was due to insurance proceeds received on hurricane damaged premises and equipment.

Other Expenses.   Other expense increased to $14.9 million for the quarter ended June 30, 2006, from $14.0 million for the quarter ended June 30, 2005.  This increase was due primarily to increases of $216,000 in compensation and benefits, $536,000 in occupancy, $165,000 in data processing services, $243,000 in advertising and promotion, partially offset by a decrease of $617,000 in professional fees.  The increase in compensation and benefits was primarily due to a $214,000 increase in pension expense.  The increases in occupancy, data processing services and advertising and promotion were primarily due to growth in loans and deposits and expenses incurred in the opening of new branches. The decrease in professional fees was primarily due to additional expense recorded during the quarter ended June 30, 2005 related to compliance with the Sarbanes-Oxley Act of 2002 and the Bank Secrecy Act.

For the nine months ended June 30, 2006, other expense increased $4.7 million to $44.5 million, from $39.7 million for the comparable period last year.  The increase was due primarily to increases of $2.0 million in compensation and benefits, $1.5 million in occupancy, $559,000 in data processing services, $410,000 in advertising and promotion, and $586,000 in other, partially offset by a decrease of $341,000 in professional fees.  The increase in compensation and benefits was due to additional staff required to support the growth in loans and deposits, a $583,000 increase in pension expense and $324,000 in stock option expense due to the implementation of Statement 123R.  Increases in occupancy, data processing services, advertising and promotion and other were primarily due to growth in loans and deposits and expenses incurred in the opening of new branches.  The decrease in professional fees was primarily due to additional expense recorded during the nine months ended June 30, 2005 related to compliance with the Sarbanes-Oxley Act of 2002 and the Bank Secrecy Act.

Income Taxes.   Income tax expense was $8.1 million and $7.7 million for the quarters ended June 30, 2006 and 2005, respectively.  The effective tax rate was 39.2% for both quarters.  For the nine months ended June 30, 2006 and 2005, income tax expense was $23.8 million and $22.0 million, respectively.  The effective tax rate was 39.2% for both nine-month periods.

Financial Condition

Comparisons of financial condition in this section are from the end of the preceding fiscal year to June 30, 2006.

Total assets increased to $3.220 billion at June 30, 2006, from $3.012 billion at the fiscal year ended September 30, 2005.  The increase was due primarily to increases in loans, partially offset by decreases in mortgage-backed securities and investment securities.

Interest-bearing deposits in other banks decreased to $20.1 million at June 30, 2006, from $23.7 million at September 30, 2005.  This decrease was due primarily to an decrease in funds on deposit at the FHLB.

Investment securities available for sale decreased to $108.8 million at June 30, 2006, from $128.6 million at September 30, 2005.  The decrease was due primarily to maturities of $80.0 million, offset by purchases of $59.9 million.

Mortgage-backed securities decreased to $336.9 million at June 30, 2006, from $388.5 million at September 30, 2005.  The decrease was due primarily to repayments of $52.1 million, which were used primarily to fund the origination of loans.

For the nine month period ended June 30, 2006, total net loans increased $282.1 million or 12.4% due primarily to net increases of $187.8 million in residential one-to-four family mortgage loans, $35.1 million in land loans, $14.7 million in nonresidential mortgage loans, $7.9 million in multifamily loans, and $33.5 million in consumer loans.  These increases were a result of increased expansion and growth in the Bank’s primary markets.  Loan originations, while strong in all markets, declined from the historically high levels of the past year.  Specifically, total loan originations for the nine months ended June 30, 2006 were 21.4% lower than originations for the same period in 2005.  The Company believes the decrease in originations was due to a combination of higher interest rates, a decline in storm related reconstruction activity, and somewhat lower consumer demand.

Deposits increased 7.2% to $2.204 billion from $2.056 billion at September 30, 2005 due to an increase of $281.5 million in certificate accounts partially offset by a net decrease of $134.1 million in core deposits (transaction and savings accounts).  Certificate account growth reflects customers’ increased preference for longer-term deposit products in a higher interest rate environment.  The Company has also used selective programs to attract additional certificate accounts as a longer term, fixed-rate funding source. The Company continues to emphasize growth in transaction accounts.

FHLB advances increased to $640.5 million at June 30, 2006 from $595.5 million at September 30, 2005.  The increase was due to $50.0 million of new long-term fixed rate advances, callable in 2010, offset by maturities of $5.0 million.  The advances were obtained in order to supplement ongoing loan funding requirements.

Stockholders’ equity increased to $343.6 million at June 30, 2006, from $320.5 million at September 30, 2005. The increase is due primarily to $36.9 million of earnings for the nine months partially offset by $17.3 million of dividends paid and a $4.9 million increase in paid in capital, primarily as a result of amortization and tax benefits of stock benefit plans.

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

	June 30, 2006	September 30, 2005

	(Dollars in thousands)
Nonaccrual mortgage loans:
Delinquent less than 90 days	$543	$558
Delinquent 90 days or more	1,786	1,059

Total	2,329	1,617

Nonaccrual other loans:
Delinquent less than 90 days	1,181	426
Delinquent 90 days or more	461	139

Total nonperforming loans	3,971	2,182
Real estate owned, net of related allowance	313	8

Total nonperforming assets	$4,284	$2,190

Nonperforming loans to total net loans	.15%	.10%
Total nonperforming assets to total assets	.13%	.07%
Allowance for loan losses to total net loans	.82%	.87%
Allowance for loan losses to nonperforming loans	525.78%	904.99%
Allowance for loan losses to classified loans	317.22%	459.55%

The Company's investment in impaired loans, other than those evaluated collectively for impairment, was $7.0 million and $4.2 million at June 30, 2006 and September 30, 2005, respectively. The increase is primarily due to an increase in classified commercial business loans. The Company has, in recent years, experienced historically low levels of impaired loans, non-performing loans and charge-offs on loans.

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations. The Bank will consider increasing its borrowings from the Federal Home Loan Bank of Atlanta (FHLB) from time to time as an alternative to increasing deposit account interest rates.  In addition, the Bank holds unpledged fixed and adjustable rate mortgage-backed securities totaling approximately $292.9 million at June 30, 2006 that could be used as collateral under repurchase transactions with securities dealers.  Repurchase transactions serve as secured borrowings and provide a source of short-term liquidity for the Bank.

At June 30, 2006, the Bank had $1.3 billion or 59.3% of the Bank’s deposits in certificate accounts. Based on past experience, management believes that a substantial percentage of these certificates will be renewed at maturity, although there can be no assurance that this will occur.  The Bank would use borrowings from the FHLB or repurchase transactions with securities dealers if replacement funding was needed as a result of maturing certificate accounts.

Net cash flows provided by the Company’s operating activities (i.e. cash items affecting net income) was $41.8 million and $27.6 million for the nine months ended June 30, 2006 and 2005, respectively.  The increase was primarily due to an increase of $6.3 million in net proceeds from loans held for sale, a $3.3 million decrease in originations of loans held for sale and a $5.8 million increase in income taxes payable.

Net cash flows used in the Company’s investing activities (i.e. cash flows from its investment securities, mortgage-backed securities and loan portfolios) was $220.9 million and $282.0 million for the nine months ended June 30, 2006 and 2005, respectively.  The decrease in cash used for the nine months ending June 30, 2006 was principally due to a net decrease of $34.1 million in purchase of investment and mortgage-backed securities and an increase of $70.0 million in proceeds from the maturities of investment securities, offset by a decrease of $29.9 million in proceeds from the sale of investment securities and a $21.5 million decrease in repayments of mortgage-backed securities.

Net cash flows provided by the Company’s financing activities (i.e. cash flows primarily from net increases (decreases) in deposits and net FHLB advances) was $167.7 million and $278.4 million for the nine months ended June 30, 2006 and 2005, respectively.  The decrease in cash flows for the nine months ending June 30, 2006 was primarily due to a $98.9 million decrease in the net cash flows from deposits, a $5.1 million increase in the decrease in advance payments by borrowers for taxes and insurance and a $4.6 million increase in dividends paid to shareholders.

At June 30, 2006, the Bank exceeded all regulatory capital requirements as follows:

	Actual		For capital adequacy purpose		To be well capitalized under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Total capital (to risk-weighted assets)	$333,752	15.82%	$168,761	>8.0%	$210,951	>10.0%
Tier I (core) capital (to risk-weighted assets)	314,699	14.92%	63,285	>3.0%	126,571	> 6.0%
Tier I (core) capital (to adjusted tangible assets)	314,699	9.78%	96,544	>3.0%	160,907	> 5.0%
Tangible capital (to adjusted tangible assets)	314,699	9.78%	48,272	>1.5%	n/a	n/a

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

Item 4.     Controls and Procedures.

Based on their evaluation, the Company’s Chief Executive Officer, Michael J. Brown, Sr. and Chief Financial Officer, H. Michael Callahan, have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of June 30, 2006 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the last fiscal quarter, there have been no changes in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 that has materially affected, or is reasonably likely to materially affect the internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

During 2005, a suit was filed against the Company by an employee alleging that the Company engaged in discriminatory employment practices.  The case that was filed on March 10, 2005 and was pending in the Circuit Court for the 18th Judicial Circuit in and for Brevard County.  The lawsuit was settled during the quarter and did not have a material impact on the Company’s financial position, results of operations, or cash flows.

There are other various claims and lawsuits in which the Company is periodically involved incident to the Company’s business.  In the opinion of management, no material loss is anticipated from any such pending claims or lawsuits.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the Company’s treasury stock purchases for the quarter ended June 30, 2006:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced stock repurchase plan	Maximum number of shares that may yet be purchased under the publicly announced plan

April	978	38.04	—	734,800
May	33,858	36.82	33,800	701,000
June	18,100	36.43	18,100	682,900

The current stock repurchase program permits repurchases of up to 1.2 million shares through October 13, 2006.  The Company purchased 51,900 shares under this plan during the quarter.  In addition to its public announced plan, the Company from time to time purchases shares from participants in its stock options plans and restricted stock award plans pursuant to terms of the plans permitting participants at their discretion to use shares to pay federal income tax withholding liabilities.  Those shares are purchased at fair market value at the time the transactions occur.  The Company purchased 1,036 of these shares during the quarter ended June 30, 2006.

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

None

Item 5.     Other Information.

None

Item 6.     Exhibits.

The exhibits listed below are included with this Report or are incorporated herein by reference to an identified document previously filed with the Securities and Exchange Commission as set forth parenthetically.

3(i)	*Certificate of Incorporation of Registrant (Exhibit 3.3 to Pre-effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-37275 filed November 10, 1997)

3(ii)	*Bylaws of Registrant (Exhibit 3.4 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, No. 333-37275, filed November 10, 1997)

10(i)	*Employment contract with Michael J. Brown, Sr. (Exhibit 10(a) to the Registration Statement on Form S-4 filed December 20, 1996)

10(ii)	*1994 Incentive Stock Option Plan (Exhibit 10(b) to the Registration Statement on Form S-4 filed December 20, 1996)

10(iii)	*1994 Stock Option Plan for Outside Directors (Exhibit 10(c) to the Registration Statement on Form S-4 filed December 20, 1996)

10(iv)	*Harbor Federal Savings Bank Non-Employee Directors’ Retirement Plan (Exhibit 10(vi) to Form 10-Q for the quarter ended March 31, 1997 filed August 11, 1997)

10(v)	*Unfunded Deferred Compensation Plan for Directors (Exhibit 10(vii) to Form 10-K for the year ended September 30, 1998 filed December 24, 1998)

10(vi)	*1998 Stock Incentive Plan for Directors, Officers and Employees (Exhibit 4.3 to the Registration Statement on Form S-8 filed October 26, 1998)

10(vii)	*Change of Control Agreements (Exhibit 10(vii) to Form 10-K for the year ended September 30, 2000 filed December 29, 2000)

10(viii)	*Change of Control Agreement (Exhibit 10(viii) to Form 10-Q for the quarter ended June 30, 2003 filed August 14, 2003)

10(ix)	*Change of Control Agreement (Exhibit 10(ix) to Form 10-K for the year ended September 30, 2003 filed December 29, 2003)

10(x)	*Amendment to employment contract with Michael J. Brown, Sr. (Exhibit 10(x) to Form 10-K for the year ended September 30, 2003 filed December 29, 2003)

10(xi)	*Amendments to Change of Control Agreements (Exhibit 10(xi) to Form 10-Q for the quarter ended June 30, 2004 filed August 13, 2004)

10(xii)	*Management Incentive Plan for fiscal year 2006 (Exhibit 10(xii) to Form 10-K for the year ended September 30, 2005 filed December 14, 2005)

10(xiii)	*Amendments to Change of Control Agreements (Exhibit 10(xiii) to Form 10-Q for the quarter ended March 31, 2005 filed May 10, 2005)

10(xiv)	*Change of Control Agreement (Exhibit 99 to Form 8-K filed May 17, 2005)

10(xv)	*Amendment to Change of Control Agreement (Exhibit 10 to Form 8-K filed April 24, 2006)

10(xvi)	*Merger Agreement (Exhibit 99.1 to Form 8-K filed July 11, 2006)

14.1	*Code of Ethics (Exhibit 14.1 to Form 10-K for the year ended September 30, 2003 filed December 29, 2003)

31(i)	**Certification by Michael J. Brown, Sr., Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	**Certification by H. Michael Callahan, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	**Certification by Michael J. Brown, Sr., Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	**Certification by H. Michael Callahan, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference.
**Included with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HARBOR FLORIDA BANCSHARES, INC.

Date: August 9, 2006	/s/

Michael J. Brown, Sr.
Chairman of the Board and
Chief Executive Officer

Date: August 9, 2006	/s/

H. Michael Callahan
Senior Vice President, Finance and
Chief Financial Officer